Form 10-Q
period 2010-09-30
Zhong Wen International Holding Co., Ltd.
filed 2010-11-16
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2010 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission File Number: 000-54125

ZHONG WEN INTERNATIONAL HOLDING CO, INC.
(Exact name of registrant as specified in its charter)

Delaware	Applied For
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

Not Applicable
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐                      NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☒                          NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 16, 2010, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

Zhong Wen International Co., Inc. and Subsidiaries

INDEX

Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheet as of September 30, 2010 (unaudited)

Condensed Consolidated Statement of Operations for the Period from Inception (May 24, 2010) to September 30, 2010, and the Three Months Ended September 30, 2010 (unaudited)

Condensed Consolidated Statement of Cash Flows for the Period from Inception (May 24, 2010) to September 30, 2010, and the Three Months Ended September 30, 2010 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the period from Inception (May 24, 2010) to September 30, 2010 (unaudited) Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$100,039
Prepayment, deposits and other receivables	2,243
Total current assets	102,282
TOTAL ASSETS	$102,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Amount due to a director	$105,641
Other payables and accruals	44,000
Total current liabilities	149,641
TOTAL LIABILITIES	149,641

Commitments and Contingencies

Shareholders' equity
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at September 30, 2010	4,000
Additional paid-in-capital	36,000
Deficit accumulated during the development stage	(87,359)
TOTAL SHAREHOLDERS’ EQUITY	(47,359)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,282

The accompanying notes are an integral part of these financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the period from July 1, 2010 to September 30, 2010	For the period from May 24, 2010 (inception) to September 30, 2010

General and administrative expenses	$(18,573)	$(87,359)

Operating loss	(18,573)	(87,359)

Loss before noncontrolling interests and income taxes	(18,573)	(87,359)

Provision for income taxes	-	-

Net loss	$(18,573)	$(87,359)

Loss per share
Basic	$(0.005)	$(0.022)

Diluted	$(0.005)	$(0.022)

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000

Diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE PERIOD FROM MAY 24, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

	Preferred Stock		Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Balance at May 24, 2010	-	$-	-	$-	$-	$-	$-
Issue of shares	-	-	4,000,000	4,000	36,000	-	40,000
Net loss	-	-	-	-	-	(87,359)	(87,359)
Balance at September 30,	-	$-	4,000,000	$4,000	$36,000	$(87,359)	$(47,359)
2010

The accompanying notes are an integral part of these financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Cash flows from operating activities:	For the period from July 1, 2010 to September 30, 2010	For the period from May 24, 2010 (inception) to September 30, 2010
Net loss	$(18,573)	$(87,359)
Changes in operating assets and liabilities:
Prepayment, deposits and other receivables	33,974	(2,243)
Other payables and accrued expenses	(21,003)	44,000
Net cash used in operating activities	(5,602)	(45,602)

Cash flows from financing activities:
Amount due to a director	105,641	105,641
Proceeds from issue of shares	-	40,000
Net cash provided by financing activities	105,641	145,641

Increase in cash and cash equivalents	100,039	100,039

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$100,039	$100,039

The accompanying notes are an integral part of these financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

NOTE 1. NATURE OF BUSINESS

Nature of Business

Zhong Wen International Holding Co., Ltd. (the “Company”) was incorporated in the State of Delaware on May 24, 2010. The Company is not engaged in any business activities and has had no meaningful operations or held income producing assets since incorporation. In the future, the business of the Company is product procurement for the construction industry and project consultation for construction projects.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. As of September 30, 2010, the Company had cash and cash equivalents of $100,039. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the shareholders. The shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This projection is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Hong Kong Zhongwenbo International Group Company Limited

Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo”) is a private limited liability company incorporated in Hong Kong on June 23, 2010. Zhongwenbo is a dormant company and has no operations.

Qingzhou RuiDong Trading Ltd

Qingzhou RuiDong Trading Ltd (“Qingzhou RuiDong”) was incorporated in Shangdong province of the People’s Republic of China in September 2010. Qingzhou RuiDong is a dormant company and has no assets or operations.

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

Zhong Wen International Holding Co., Ltd. is a development stage company that was incorporated in the State of Delaware on May 24, 2010. The interim condensed consolidated financial statements include the accounts of Zhong Wen International Holding Co., Ltd. and its subsidiaries (the “Group”). The interim condensed consolidated financial statements have been prepared in accordance with the US GAAP. All significant intercompany transactions and balances have been eliminated.

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Fair value of financial instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, other payables and accrued expenses, approximates fair value due to their relatively short maturity.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the management or operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition, as its requirements only pertain to financial statement note disclosure.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to the SEC Rule, Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. This ASU amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) No. 112, which amended or rescinded a portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805, Business Combination, and ASC 810, Consolidation. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. PROVISION FOR INCOME TAXES

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

September 30, 2010
Deferred tax assets:
Tax losses carryforwards	$30,464
Less: valuation allowance	(30,464)
Net deferred tax assets	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company has provided valuation allowances of $30,464 in respect of federal net operating loss  and foreign unused tax loss carryforwards, which it does not expect to utilize.

Gross deferred tax assets at September 30, 2010 were reduced by valuation allowance of $30,464. The total valuation allowance increased by $30,464 and such increase was attributable to the tax effect on foreign tax losses incurred for the period ended September 30, 2010 of $99 at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the period ended September 30, 2010 of $30,365 at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes is as follows:

	For the period from July 1, 2010 to September 30, 2010	For the period from May 24, 2010 (inception) to September 30, 2010
Provision for income taxes at statutory rate of 35%	$(6,501)	$(30,575)
Foreign tax rate difference	111	111
Changes in valuation allowance	6,390	30,464
Income taxes	$-	$-

NOTE 5. AMOUNT DUE TO A DIRECTOR

September 30, 2010

Mr. Sun Hongyi	$105,641

The amount due to a director is unsecured, interest free and repayable on demand.

NOTE 6. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2010, is 6,000,000 shares of which 6,000,000 shares are common stock of par value $0.001.

On July 20, 2010, the Company effected a ten for one forward stock split (without change in fair value) , from 400,000 shares to 4,000,000 shares, pursuant to which each outstanding share of common stock, par value $0.001, were automatically converted into ten share of common stock, par value $0.001 (the “Forward Stock Split”). All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Forward Stock Split.

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Company leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2010 are as follows by year:

2011	$2,687
2012	2,687
2013	2,687
2014	2,687
2015	2,687
More than 5 years	13,097
$26,532

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through the date of the financial statements were issued.  During this period, other than those disclosed above, the Company did not have any material subsequent events that impacted the financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2010 and the accompanying financial statements for the period May 24, 2010 (inception) to September 30, 2010.

The discussion and analysis contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Report that could cause actual results to differ from the results contemplated by these forward looking statements. We urge you to carefully consider all of the information set forth in this Report, including “Risk Factors.”

Overview

We are an early stage development business  We may generate revenues in last quarter 2010 or first quarter 2011, but as of the date of this Report, the Company does not have any sales contracts in hand.  Sales may not occur in the stated periods, or thereafter.   We are currently focused on and committed to developing sales of certain construction industry machinery, as agent under a Sales Agency Agreement with Shandong Zhongwen Industrial Group Co. Limited (“SZIG”).

Activities  from inception (May 24, 2010)  to September 30, 2010 have consisted in significant part of organizing the Company as a Delaware corporation, setting up HongKong Zhongwenbo International Group Company Limited (“Zhongwenbo”) as a wholly-owned subsidiary of the Company, formalizing the Sales Agency Agreement with SZIG, and preparing a Form S-1 registration statement to file with the Securities and Exchange Commission (the registration statement was declared effective by the SEC on September 2, 2010).

Business operations also commenced in the three months ended September 30, 2010 and have gained scope through the date of this Report.  However, because we had only nominal assets at September 30, 2010 and as of the date of this Report, the  Company remains a shell company, as that term is defined in SEC rules and regulations, and will retain such status until we increase the level of operations and have more than nominal assets.

In order to commence revenue generating operations, we will need to continue the development and implementation of a formal marketing strategy and begin selling SZIG products.  We also will have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some the same companies to be targeted for selling SZIG products.

Business operations during the quarter and to the date of this Report have included:

1.
Organization of Qingzhou RuiDong Trading Ltd. (“Qingzhou RuiDong”).  Through our subsidiary Zhongwenbo, we organized Qingzhou RuiDong as a wholly foreign-owned enterprise (“WFOE”) under PRC law.  As a limited liability company ultimately owned entirely by the Company (Zhong Wen International Holding Co. Inc., a Delaware corporation), WFOE status facilitates total management control within the confines of PRC law; the ability to both receive and remit RMB to the Company as a Delaware corporation; tax reporting and payment efficiencies which otherwise would not be available to the Company; and shareholder liability (i.e. potential liability of the Company and  Zhongwenbo) to debts being limited to their investment.. In addition, the establishment of Qingzhou RuiDong will enhance the Company’s cooperative relationship and communications with SZIG.

Qingzhou RuiDong’s business is the export of construction machinery and equipment.  As of July 2010, Qingzhou RuiDong leased an office space at No. 1458, North Yunmenshan Lu, Qingzhou, Shandong.  In September 2010, Qingzhou RuiDong obtained the following certificates necessary for its business, including (i) a Certificate for Approval for establishment of Enterprises With Investment of Taiwan, Hong Kong, Macao and Overseas Chinese In the People’s Republic of China (issued by the People’s Government of Shandong Province), with an initial validation period of 15 years; (ii) a Business License, issued by the Administration of Industry and Commerce in Weifang, valid until September 13, 2025; and (iii) a People’s Republic of China Organization Code Certificate , issued by The Quality & Technical Supervision Bureau of Weifang, valid through September 21, 2014.

In October 2010, it obtained the Tax Affairs Certificate of Registry, issued by the national Taxation Bureau of Shandong, and opened a corporate bank account with the Agricultural Bank of China.

The Company, through Zhongwenbo, continues to operate from its Hong Kong location as aliaison office for overseas clients.  Zhongwenbo has no actual business operations.

2.	Qingzhou RuiDong is recruiting managerial staff, and expects to set up a website in the near future.

3.
Product marketing has commenced through telephone conferences, and attendance by Mr. Sun Hongyi (CEO of the Company) at an international exhibition of construction material and equipment vendors in July 2010.  In November 2010, he will attend the world wide expositions including the international building and construction show in Dubai, and the Eighth Annual China Products Exhibition in Mumbai.  We expect that additional sales representative recruitments  and sales activities will be initiated in these areas.

For information on our general twelve month marketing program and plan of operation, please see the discussions under “Plan of Operations” below.

Results of operations

From inception to September 30, 2010, we realized no revenues, and recorded an operating and net loss of $87,359; of this amount, $68,786 represents organizational and SEC registration expenses (legal and accounting, and transfer agent set up costs) incurred prior to June 30.  General and administrative costs of $18,573 were incurred in the quarter July 1 to September 30, 2010, for professional fees and bank charges.  Going forward, general and administrative costs are expected to increase quarterly, but may (or may not) be offset with sales commissions from selling SZIG equipment.

Liquidity

At September 30, 2010, total assets (all classified as current) were $102,282, against $149,641 of current liabilities, resulting in a working capital deficit of $47,359.  Included in assets at September 30, 2010 is $44,000 in “other payables and accruals” which is mainly represented the accruals of professional fees.

Assets increased in the quarter ended September 30, 2010 by a $105,641 loan from Mr. Sun Hongyi (no interest, due in September 2011).  We will continue to rely on additional capital injections from shareholders to sustain and grow operations, pending receipt of revenues.  Without such capital injections, or bank loans, our ability to sustain operations will be at risk.

Contractual Obligations

At September 30, 2010, we had office lease obligations of $224 per month (for the Hong Kong and Qingzhou offices).

Going Concern

We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

We currently do not have cash to sustain operations for the next twelve months and we will require additional financing in order to execute the business plan and continue as a going concern. The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to sell products. In the event that financing does not materialize, we may be unable to continue as a going concern.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.

Uncertainties and Trends

Our operations and possible revenues principally are dependent upon signing up customers to buy SZIG’s machinery products, and to a lesser extent, on engaging parties for our consulting services.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Plan of Operations

Our Plan of Operations for the twelve months ending September 30, 2011 is contingent upon receiving financing in the approximate amount of $350,000, which would be applied as set forth below; this estimate does not take into account Mr. Sun Hongyi’s loan of $105,641 in September 2010.  We have no commitments or assurances that we will successful in obtaining adequate financing.  For more detailed information on the Plan of Operations, please see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations” in the Form S-1 registration statement.

General Administrative Expenses
$80,000 - Office lease (12 months at approximately $2,000 per month); purchase or lease of telecommunication and computer equipment(approximately $ 23,000 ); office furniture (approximately ($18,600 ); and an additional (secretarial) employee (approximately $ 1,200 monthly).

The preceding allocations will be reduced to the extent needed to hire employees and consultants.

Marketing	$77,000 - Travel and entertainment (approximately $62,000 ), and advertising (approximately $ 15,000 ).
Other	$193,000 - Professional fees ($150,000 (1) ); Miscellaneous ($43,000)
Total	$ 350 ,000

The foregoing estimate assumes no revenues in the twelve month period.

(1)
Professional fees are estimated to be in the range of $93,000 for legal and other professional fees, including accounting services, associated with compliance with Hong Kong and PRC law and regulations, and with doing business in the various foreign countries targeted for our marketing effort.  An additional amount in the range of $100,000 is allocated for fees and costs for public company compliance with the reporting requirements of the 1934 Act – including $30,000 for legal fees and third-party costs to file periodic reports and other documents with the SEC (on the SEC’s Edgar system); $8,000 to establish an internal controls system under section 404 of the Sarbanes-Oxley Act of 2002, and $50,000 for an audit of year-end financial statements of the Company, to be included with the Annual Report on form 10-K, and audit firm review of unaudited financial statements to be included in the Quarterly Reports on Form 10-Q.  Actual expenditures may vary from these estimates.

To the extent we do not have revenues in the twelve month period, we will need working capital to meet the budget.  The Company will attempt to obtain short-term loans from Chinese banks, with Mr. Sun Hongyi’s personal guarantee of repayment, and in addition may attempt to sell additional shares to current shareholders and/or new investors.  We may not be successful in obtaining capital in the required amounts.  In these regards, please see the risk factors captioned We will need significant additional capital, which we may be unable to obtain; should we fail to obtain sufficient financing, the business will be adversely affected ; and The Company may be in competition with the selling shareholders if the Company seeks additional capital from new investors.

Additionally, during the first quarter of 2011, we will implement an internal controls system.  We already have set up a control system to ensure that financial and other information is transmitted to management for the timely filing of periodic reports under the 1934 Act.  We may hire a part-time person with financial training and experience to serve as Chief Financial Officer, replacing Mr. Sun Hongyi who currently serves in this capacity.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to locate prospective customers for our products and services, close the sales, and the continuation in business of our current only industrial equipment vendor (with whom we have the Sales Agency Agreement).   In particular, careful consideration should be given to cautionary statements made in the Company’s Risk Factors stated below.

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under Risk Factors in this Form 10-Q.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

None.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30,  2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

i.
That the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

ii.	That the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We are required to have implemented, and report upon the effectiveness, of a system of internal control over financial reporting, for the quarter ending March 31, 2011.  We intend to have such a system (consistent with the guidelines and principles set forth in COSO) in place in early January 2011.

PART II.  OTHER INFORMATION

ITEM 1.

None.

ITEM 1A. Risk Factors

The Company was organized on May 24, 2010. Because the Company has nominal operations and nominal assets, it is a shell company as that term is defined in SEC rules and regulations.  The Company may not become profitable.

To date, our business has been the development of a business plan and the negotiation and execution of a Sales Agency Agreement with a manufacturer of building construction machinery, located in the PRC, and limited marketing of the machinery.  We also intend to offer project consulting services to the construction industry but have not developed a specific marketing plan for   this activity. As of the date of this Report, we have earned no commissions on sales or fees for consulting services.  We will need additional funds to develop and implement a comprehensive marketing plan, as the costs thereof will not be borne by the manufacturing company, and for other purposes.  Please see the next risk factor “ We will need significant additional capital, which we may be unable to obtain; should we fail to obtain sufficient financing, the business will be adversely affected .”  Therefore, you have no historical performance upon which to evaluate our business prospects. Accordingly, before investing, you should consider the challenges, expenses and difficulties that we will face as a development stage company.

 We will need significant additional capital, which we may be unable to obtain; should we fail to obtain sufficient financing, the business will be adversely affected.

The Company estimates that up to $250,000 of working capital will be needed over the next twelve months to implement a marketing program under the Sales Agency Agreement, sustain operations, and pay the costs of being a public company, which amount is in addition to the loan Mr. Sun Hongyi (an officer and director and principal shareholder) made to the Company in September 2010. However, banks may be unwilling to loan additional capital, even with Mr. Sun Hongyi’s personal guarantee to the banks, and current shareholders and/or new investors may be unwilling to buy common shares.  Additionally, seeking capital from new investors could be difficult (please see the risk factor captioned The Company may be in competition with the selling shareholders if the Company seeks additional capital from new investors).  If we are unable to obtain financing in the amounts needed or on terms acceptable to us, the Company’s ability to sustain operations and meet its legal obligations as a public company, will be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations,” and the next risk factor “We will need additional capital to meet our public company reporting requirements ..”

In addition, to enhance the commercial relationship with SZIG, we may guarantee, for the benefit of SZIG, a customer’s contract to purchase a SZIG product. The value to the Company, in terms of furthering the business relationship with SZIG, is not predicted.  However, if we are required to honor a guarantee, our capital resources at the time would be negatively impacted.  If we were called to honor the guarantee, but be unable to fund it, our relationship with SZIG could be impaired and could result in SZIG terminating the Sales Agency Agreement.

We will need additional capital to meet our public company reporting requirements.

The legal obligations to file periodic reports and otherwise comply with registration are extensive and compliance is expensive.  We will have to obtain funds to pay compliance costs, in addition to the capital needed to run the business.  Failure to comply with the reporting and other requirements of registration could result in the SEC de-listing the common stock, which would automatically result in loss of the Company’s trading privileges on the OTC BB, which, in turn, would make it very difficult for investors to sell their stock.  Please see the “Plan of Operation” portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
above.

The Company may be in competition with the selling shareholders if the Company seeks additional capital from new investors.

If we are unable to raise enough working capital from current shareholders (including Mr. Sun Hongyi) buying more shares from the Company, and/or from bank loans guaranteed by Mr. Sun Hongyi, we may try to sell shares to new investors.  However, because potential investors could buy stock in the public market (if one develops, which is not assured) from the selling shareholders named in the Form S-1 Prospectus, the Company, in effect, could be competing with the selling shareholders for new investor capital.  While it is possible the Company could offer shares to prospective new investors at a discount to market prices,   this could present a conflict of interest for the Board of Directors due to the dilution which the current shareholders would experience, and could prevent the Company from raising capital from new investors.  In any event, the fact that Rule 144 will be unavailable to new investors for a year after we file “Form 10 Information” with the SEC, will make it even more difficult to sell new shares.  Please see “Number of Shares That Could Be Sold Under Rule 144” below.

The Company will face formidable competition in the market for machinery used in building construction.

There are numerous companies that manufacture machinery for the building construction industry.  Some of SZIG’s competitors’ products have an overall design and capacity which are functionally similar to those made by SZIG (our principal under the Sales Agency Agreement). Some of these companies are based in the PRC, others are located in Japan, Korea and other countries in Asia, and still others are based in North America and the European Union.  Many of these competitors have established distribution and/or sales agent networks, and provide financing to purchasers.  It will be difficult for us to make any meaningful penetration into the global market.  Additionally, the Agreement precludes us from operating in Brazil and the PRC, which are large markets for products such as those made by SZIG.

Our business could be adversely affected by downturns in the construction industry.

The global economic crisis is a persistent threat to the construction industry.  Construction activity has increased significantly in the PRC, but (with limited exceptions) that country is outside our territory under the Sales Agency Agreement.  Although we believe SZIG’s products are very competitive in design and cost against non-PRC based manufacturers, the construction industry’s recovery in our territory is dependent on the cost of capital to project developers and contractors.  Continued capital constraints will make our business more difficult, despite the cost advantages of SZIG’s products.

Our shareholders will have limited or no input on management decisions.

Mr. Sun Hongyi, President, CEO and a director, owns 85% of our stock.   Therefore, as a minority shareholder, you will have no or limited say in management of the Company. Unless you are willing to entrust all aspects of our business and operations to our officers, you should not invest in the shares.

The Company’s business will be substantially dependent on SZIG.

The Company’s business presently is dependent on one source – SZIG. Our present business focus is on marketing SZIG products.  Under the Sales Agency Agreement, we are precluded from marketing or otherwise being involved with products made by other companies.   We would be directly and adversely impacted if competitive pressures and/or PRC or global economic conditions (including those related to currency fluctuations between the RMB currency in the PRC and US dollars or the Euro, that increase product prices), adversely affect SZIG’s operations, increase the prices of its products, or lead to delayed delivery of products.  Additionally, the Agreement has a term of two years, continuing thereafter unless either party elects to terminate.  There is no assurance the Agreement would continue past two years, which means we will have a limited period of time to develop the marketing plan and generate revenues sufficient to persuade SZIG to continue the Agreement past its primary term.

Should we lose the services of our key executives, the business would be negatively impacted.

We depend upon the services of our key executives, Mr. Sun Hongyi, President and CEO, who has significant experience in the marketing of industrial machinery made in the PRC, Mr. Shen Peng, Secretary, who has general administration experience, and Mr. Sin Qihua, Treasurer, who has worked as an accountant in the mining sector.  We do not maintain key man life insurance on these men, and the Company does not have employment agreements with any of them.  Should we lose their services, it not likely we would be able to replace them with equally competent and experienced personnel, particularly in view of the Company’s limited capitalization.

Risks Related to Doing Business in China

Certain important certificates, permits, and licenses are subject to PRC governmental control and renewal, and the failure to obtain renewal would adversely impact our business.

Doing business in the PRC is subject to compliance with numerous permits and licenses.  Our licenses and permits, and those required of SZIG, must be complied with and renewed periodically.  During the application or renewal process, businesses will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we or SZIG are not able to obtain or renew the certificates, permits and licenses, all or part of our and/or SZIG’s PRC operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our or SZIG’s operations, it may adversely affect our results of operations and profitability.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We presently conduct substantially all of our business through our operating subsidiary Qingzhou RuiDong, as a “wholly foreign owned enterprise” (sometimes referred to as a “WFOE”) under PRC law in order to benefit from certain pro-business policies in the PRC. Generally, our operations generally are subject to laws and regulations applicable to foreign invested enterprises in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to intellectual property rights and various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

As our operating subsidiary, and all of our assets, are located outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in China.

Although the Company is a Delaware corporation, all our officers and directors reside outside of the United States. and all our assets will be located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers and our subsidiaries, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws. In addition, there is uncertainty as to whether the courts of the PRC or Hong Kong would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States, or have jurisdiction to hear original actions brought in the United States predicated upon the securities laws of the United States. Furthermore, because all of our assets presently are located in Hong Kong, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.

We may be unable to establish and maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results or prevent fraud.

Hong Kong and the PRC historically have been deficient in western style management, governance and financial reporting concepts and practices, and other control systems. Our current management has little experience with western style management, governance and financial reporting concepts and practices, and we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Hong Kong or the PRC. As a result of these factors, and especially given that we are a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, governance, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet western standards. We may have difficulty establishing adequate management, governance, legal and financial controls in Hong Kong and in the PRC.

Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Security Holders

Not applicable for this period.

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Reports on Form 8-K

None.

ITEM 6.  Exhibits

(a)	Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: November 16, 2010	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO

Date: November 16, 2010	By:	/s/ Sun Hongyi
Sun Hongyi, Sole Director