Form 10-K
period 2010-12-31
Zhong Wen International Holding Co., Ltd.
filed 2011-03-28
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission File Number 000-54125

Zhong Wen International Holding Co, Ltd.
(Exact Name of Company as Specified in its Charter)

Delaware	Applied For
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1101, 11/F., Shun Kwong Commercial Building, No.8 Des Vouex Road West, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	852-253 03798

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐ NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 25, 2011:  None.  The registrant’s stock has trading privileges on the OTC BB (symbol “ZWIH”) but to date the stock has not been traded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2011
Common stock, $.001 par value	4,000,000

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements.  Examples of such statements in this Annual Report concern planned expansion of the business, marketing plans, estimated amounts of new capital which may be required to sustain the business, and competitive factors in our markets.

These and other forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Though we believe that the expectations reflected in these statements are reasonable, they do involve certain assumptions, risks and uncertainties.  Results could differ materially from those anticipated in these statements as a result of certain factors, including, among others:

Increased competition; inability or unwillingness of our principal shareholders to keep privately funding capital requirements, and/or banks being unwilling to loan even with shareholder guarantees; lack of interest by the construction sector in the targeted markets to buy the machinery we sell; the impact of the continued economic downturn; changes in PRC and target markets regulations.

PART I
Item 1. Business.

Introduction

We were incorporated in Delaware on May 24, 2010, at which time we commenced operations. We are a development stage company.  From inception to December 31, 2010, we recognized revenue from sales of construction equipment of $54,719 and booked a net loss of $142,008. For the period from January 1, 2011 through March 25, 2011, we signed nine more contracts to sell 29 additional items of construction equipment.  See  Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements included in this Report.

As the Company had significant operations underway at December 31, 2010, as of that date the Company ceased being a “shell company” as defined in the Securities and Exchange Commission’s rule 12b-2.

Our business is equipment products procurement for the construction industry, and project consultation for construction projects.  Initially, for the procurement side of the business, Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo,” a company organized under Hong Kong law on June 23, 2010), entered into a Sales Agency Agreement on June 23, 2010, with Shandong Zhongwen Industrial Group Company Limited (the “SZIG”), a limited liability company established under the laws of the People’s Republic of China (“PRC”). Zhongwenbo is a wholly-owned subsidiary of the Company.

Under the Sales Agency Agreement, Zhongwenbo is the exclusive global agent for SZIG, except for the PRC and Brazil (although the agency territory allows sales in the Special Administration Regions of Hong Kong and Macau, and the Territory of Taiwan).  Zhongwenbo will be paid a commission of five percent of the net sales value of the SZIG products it sells.  See “Business - Sales Agency Agreement” below.  We have targeted certain developing countries in Southeast Asia for initial marketing efforts.

Our corporate structure is as follows.

Zhong Wen International Holding Co., Ltd.
[a Delaware corporation, referred to as the “Company” in this Annual Report]

Hongkong Zhongwenbo
International Group Company Limited
[a Hong Kong company, referred to as “Zhongwenbo” wholly-owned by the Company]

Qingzhou RuiDong Trading Ltd.
[a limited liability wholly foreign owned enterprise, referred to as “Qingzhou RuiDong,” ultimately owned entirely by the Company]

In third quarter 2010, through our subsidiary Zhongwenbo, we organized Qingzhou RuiDong as a wholly foreign-owned enterprise (“WFOE”) under PRC law.  As a limited liability company ultimately owned entirely by the Company, WFOE status facilitates total management control within the confines of PRC law; the ability to both receive and remit RMB to the Company as a Delaware corporation; tax reporting and payment efficiencies which otherwise would not be available to the Company; and shareholder liability (i.e. potential liability of the Company and  Zhongwenbo) to debts being limited to their investment.. In addition, the establishment of Qingzhou RuiDong will enhance the Company’s cooperative relationship and communications with SZIG.

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

The Company, through Zhongwenbo, continues to operate from its Hong Kong location as a liaison office for overseas clients.  Zhongwenbo has no actual business operations.

In this Annual Report, Company refers to Zhong Wen International Holding Co. Ltd. as well as its subsidiaries Zhongwenbo and Qingzhou RuiDong, unless otherwise stated.

The Company’s business is selling, as agent under a Sales Agency Agreement with Shandong Zhongwen Industrial Group Co. Limited (“SZIG,” a PRC company), machinery for construction projects, and the providing of related consulting services to the construction industry.

SZIG (organized in 1958, and located at Damu Village, Miaozi Town, Qingzhou City, Shandong Province. PRC) is engaged principally in the mining and sale of iron ore, precision casting, and the  manufacture of construction equipment (concrete mixing plants, concrete pumps, tower cranes, concrete mixers and batchers, cement loaders, and similar products).  Its products are sold in nearly 30 cities and provinces in the PRC, and also are exported to the Middle East, the European Union, the United States, Africa, and other areas.  SZIG’s principal facilities cover approximately 1,300 acres (including a building of 100,000 square meters), with approximately 1,500 employees, of whom 56 are middle management and eight are senior engineers.

Sales Agency Agreement

As of June 23, 2010, Zhongwenbo (referred to below as the “Agent”) entered into a Sales Agency Agreement with SZIG; this agency function is now being administered by Qingzhou RuiDong through its office in Qingzhou, Shandong, PRC.   The following summarizes the material provisions of the Sales Agency Agreement, which  has been filed as an exhibit to this Report.

SZIG sells approximately 2,000 Tower Cranes, 70 to 80 Concrete Mixing Stations, and approximately 80 sets of Concrete Pumps annually, almost all in the PRC and Brazil.  SZIG entered into the Agreement with  Zhongwenbo to establish sales in a number of the developing countries in the “ASEAN” region in Southeast Asia (Singapore, Brunei Darussalam, Malaysia, Thailand, the Philippines, Indonesia, Myanmar (Burma), Laos, Cambodia, and Vietnam), without bearing the cost of setting up a marketing program.

Agency, Territory and Term: The Agent is the exclusive agent for sale of designated SZIG products, in all areas except Brazil and the PRC, though Hong Kong, Macau and Taiwan are not excluded (which areas as so limited are referred to as the “Territory”), for a period of two years.  After expiration of the primary term, the Agreement will continue until terminated by either party.

Termination: Either party may terminate the Agreement after notice to the other of breach of terms, subject to a 30 day cure period,   Termination also may be effected by a party if the other party ceases business, enters into an arrangement with creditors, or enters into insolvency proceedings.

Products and Compensation : The Agreement specifies the SZIG products which the Agent may sell in the Territory (prices below are subject to change in SZIG’s discretion).

Tower Crane – Model No. QTC 63C – An upper-slewing fixed type light crane, suitable for many industrial and civil applications.  Average price approximately $47, 250.

Concrete Mixing Station – Model No. HZS HLS - A set of batching machines to mix concrete material for construction.  Average price approximately $242,950.

Concrete Pump – Model No. HBT 80 – A concrete pump which is widely used in infrastructure and building construction.  Average price approximately $4,100.

SZIG is to pay the Agent a commission equal to five percent of the net sales value of each product sold (equal to amount charged the customer less value added or other tax included in the sales price).  At Agent’s election, it may guarantee to SZIG the performance of a customer’s purchase order, but a guarantee shall not cover customer’s performance failure caused by SZIG’s default.

Marketing and Local Compliance : All costs and expenses of the Agent’s marketing SZIG’s products in the Territory will be borne by the Agent, and all promotional and advertising materials are subject to SZIG’s approval.  The Agent will be responsible for obtaining local permits and licenses its activities.

Consulting Services

Beginning in third quarter 2011, we will initiate providing consulting services to prospective customers for the SZIG products, and possibly other customers in the construction industry.  These services would relate to the analysis and integration of planning the costs and components of a project, as well as procurement of material and equipment. The scope and cost of services will be tailored to each engagement.

Marketing

The Company’s marketing strategy targets those companies engaged in the civil and commercial construction industry in the Territory, with particular initial attention focused on the developing countries of Vietnam, Indonesia, Qatar, and Sri Lanka, which are within the ASEAN region.  These countries are believed to be attractive markets due to a history of successful business relationships with Chinese companies.  Further, these countries have significant potential for growth in the construction sector but have few, if any, local construction machinery manufacturers.  Over time, we hope to expand our countries of interest.

Targeted customers consist primarily of local building contractors and construction equipment rental companies.  As of March 25, 2011, a number of companies  have contacted us and expressed strong interest in our SZIG products.

Competition

We believe our principal competitors in the targeted countries are the three largest construction machinery manufacturers in China (Sanyi Ahonggong, Ahonglian Zhongke, and Fangyan Group). All these companies have rights granted by the PRC (as does SZIG), to export products, including equipment which is, in general, functionally equivalent to SZIG’s products,  Additionally, these companies all offer prospective customers the option of having the standard equipment tailored to specific needs.  However, their prices are in the range of 70% higher than SZIG’s prices.  SZIG has been in business for over 50 years and its engineering staff also can customize products to specific needs, but still sell for up to 70% less than the competition.  Our initial target countries have insignificant or no sales by competitors, so we deem these potential markets as possessing low to non-existent barriers to market penetration.

Added competitive advantages, particularly in our initially targeted country markets, is our ability to offer free training of the customer’s technical personnel, and the ability of customers to buy equipment on the installment plan, with payments guaranteed by China Export & Credit Insurance Company (which may be of particular interest to rental companies so they can match purchase payments with rental income over a period of time).   We also offer on-site warranty service through local personnel we would engage for the purpose; the costs of such service would be funded by SZIG through us.

Employees

We have three executive employees: Mr. Sun Hongyi, President and Chief Executive Officer, and Chief Financial Officer; Mr. Shen Peng, Secretary; and Mr. Sun Qihua, Treasurer.  Each of these persons devotes full time to the Company. We have four other employees, and will be hiring more and/or retain consultants as needed.

Item 1A. Risk Factors.

The following risk factors should be carefully considered in evaluating the information in this Annual Report.

Risks Related to the Business

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and negatively impact the value of your investment in our shares.

Our independent auditors have stated that our financial statements have been prepared assuming that we will continue as a going concern. We have sustained operating losses since inception and our anticipated cash needs extend beyond current resources. As of December 31, 2010, we have negative working capital of $(90,268).   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.  The Company does not have a reliable source of future funding and we currently have limited revenues from initial product sales.  Although our shareholders have indicated continuing financial support for the Company (see Note 1 the Financial Statements inthis Report), continued operations is dependent upon our obtaining necessary funds from shareholders or otherwise until we have sufficient positive cash flow to support operations.

We may need additional capital, which we may be unable to obtain; should we fail to obtain sufficient financing, the business will be adversely affected.

The Company estimates that funds in addition to expected revenue from operations in 2011 will be needed to continue growth and fully implement the business plan.  Mr. Sun Hongyi may loan more money to the Company, in addition to loans made in 2010 (see Item 13 “Certain Relationships and Related Transactions, and Director Independence”) However, banks may be unwilling to loan additional capital, even with Mr. Sun Hongyi’s personal guarantee to the banks, and current shareholders and/or new investors may be unwilling to buy common shares.  Additionally, seeking capital from new investors could be difficult (please see the risk factor captioned The Company may be in competition with the selling shareholders if the Company seeks additional capital from new investors).   If we are unable to obtain financing in the amounts needed or on terms acceptable to us, the Company’s ability to sustain operations and meet its legal obligations as a public company, will be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations,” below.

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

If we are unable to raise enough working capital from current shareholders (including Mr. Sun Hongyi) buying more shares from the Company, and/or from bank loans guaranteed by Mr. Sun Hongyi, we may try to sell shares to new investors.  However, because potential investors could buy stock in the public market (if one develops, which is not assured) from the selling shareholders named in the Company’s September 2010 registration statement, the Company, in effect, could be competing with the selling shareholders for new investor capital.  While it is possible the Company could offer shares to prospective new investors at a discount to market prices, this could present a conflict of interest for the Board of Directors due to the dilution which the current shareholders would experience, and could prevent the Company from raising capital from new investors.

The Company faces competition in the market for machinery used in building construction.

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

Though the global economic crisis may be ebbing, it continues to be a threat to the construction industry.  Construction activity has increased significantly in the PRC, but (with limited exceptions) that country is outside our territory under the Sales Agency Agreement.  Although we believe SZIG’s products are very competitive in design and cost against non-PRC based manufacturers, the construction industry’s recovery in our territory is dependent on the cost of capital to project developers and contractors.  Continued capital constraints will make our business more difficult, despite the cost advantages of SZIG’s products.

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

We presently conduct substantially all of our business through our indirect subsidiary Qingzhou RuiDong (a wholly foreign owned enterprise (a “WFOE”)) under PRC law in order to benefit from certain pro-business policies in the PRC. See Item 1, “Description of Business” above.  Our operations generally are subject to laws and regulations applicable to foreign invested enterprises in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value.  Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to intellectual property rights and various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

As our operating subsidiary, and all of our assets, are located outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in China.

Although the Company is a Delaware corporation, all our officers and directors reside, and all our assets are located, outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers or the Company, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws.  In addition, there is uncertainty as to whether the courts of the PRC or Hong Kong would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States, or have jurisdiction to hear original actions brought in the United States predicated upon the securities laws of the United States. Furthermore, because all of our assets presently are located in the Hong Kong, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.

There are risks associated with investing in companies trading on the over-the-counter bulletin board.

There is presently no market for the Company’s common stock, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for their sale or transferability within the near future, or at all. Although the Company is listed for trading on the OTC Bulletin Board (symbol “ZWIH”), to date there has been no trading, and there is no assurance that an active market will develop.
In addition to the risks of investing in our stock, there are separate risks associated with investing in and trading the stock of companies listed on the OTC BB, including:

•
Absence of listing standards.  Companies listed on NASDAQ or national stock exchanges have to maintain strict standards of corporate governance (a majority of independent directors, and audit, compensation, and nominating committees comprised of independent directors), a minimum stock price, and various matters which have to be approved by shareholders.  OTC BB traded companies are not subject to such standards.

•	Inefficient trading and lower liquidity. Stockholders of OTC BB companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.
•
Lower trading volume.  Though some OTC BB companies experience occasional periods of heavy trading, many OTC BB companies have lower trading volume, which contributes to the illiquidity of investing in such companies.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

OTC Bulletin Board Considerations

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the OTC Bulletin Board is that the issuer be current in its SEC reporting requirements, and that the issuer obligate itself to file periodic reports and otherwise comply with those provisions of the 1934 Act applicable to it. Investors may have greater difficulty in getting orders filled because, in contrast to stock traded on NASDAQ ,investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

OTC Bulletin Board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the Bulletin Board, they are conducted by telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders for an order to buy or sell a specific number of shares at the current market price, the price of a stock may go up or down significantly during the lapse of time between placing a market order and getting execution.

Because OTC Bulletin Board stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company uses office spaces under leases (for the Hong Kong and Qingzhou offices) for $2,688 combined annual rent ($224 per month ).

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)      In 2010, the Company issued 4,000,000 shares of restricted stock, for $40,000, to 20 investors resident in the PRC.  The Company claims the exemption from registration of the issuance of these shares, which is available under Section 4(2) of the Securities Act.

(b)      Not applicable.

(c)      Not applicable.

Holders

We have 20 holders of record of our common stock.

Dividend Policy

Holders of our common stock are entitled to dividends if declared by our Board of Directors out of funds legally available for payment of dividends.  We have not declared any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

We do not have any equity compensation plans.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Island Stock Transfer, with offices at 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

Item 6. Selected Financial Data.

Statement of Operations Data

For the Period From
Inception (May 24, 2010)
To December 31, 2010

Revenue from Operations	$54,719
Total Costs and Expenses	186,170
Loss for the Period	130,268
Loss per Share –Basic and Diluted	(0.03)
Weigheted Average Shares Outstanding	4,000,000

As of
Balance Sheet Data	December 31, 2010

Current Assets	$1,157,099
Working Capital	(90,268)
Total Assets	1,157,099
Total Liabilities	1,247,367
Shareholders’ Deficit	(90,268)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Report.

Overview

We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Qingzhou RuiDong, which act as an agent under a Sales Agency Agreement with Shandong Zhongwen Industrial Group Co. Limited (“SZIG”), which focus on developing sales of certain construction industry machinery.

Since November 2010, we commenced our business and noted three transactions for the year. In order to enhance our operations, we will need to improve our marketing strategy. We also will have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of operations

	For the period from May 24, 2010 (Inception) to December 31, 2010
	In dollars	As a percentage of net sales
Revenue	$54,719	100%
General and administrative expenses	(186,170)	(341)%
Operating loss	(131,991)	(241)%
Other income (expense)
Other income	430	1%
Total other income (expense)	430	1%
Loss before income taxes	(131,561)	(240)%
Provision for income taxes	(10,447)	(19)%
Net loss	(142,008)	(259)%
Other comprehensive income
Foreign currency translation	11,740	21%
Comprehensive income	$(130,268)	(238)%

Loss per share
Basic	$(0.03)
Diluted	$(0.03)

For the period from May 24, 2010 (Inception) to December 31, 2010, we generated revenue pf $54,719 and incurred a net loss of $142,008. Revenue represents commission income according to the Sales Agency Agreement with SZIG during the period. During this period, our expenses mainly related to organization of the Company, preparation of our business plan and negotiation of terms of the Sales Agency Agreement with SZIG, and beginning of the marketing campaign.

Liquidity

At December 31, 2010, we had cash and cash equivalents of $90,718. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

For the period from May 24, 2010 (Inception) to December 31, 2010

Net cash used in operating activities	$(1,087,291)
Net cash provided by financing activities	1,166,269
Effect of exchange rate on cash and cash equivalents	11,740
Cash and cash equivalents at end of period	90,718

Operating Activities

Net cash used in operating activities was $1.1 million in fiscal year 2010. The net cash used in operating activities for the fiscal year 2010 was mainly attributable to the increase of prepayment, deposits and other receivables of $1.0 million.

Financing Activities

Net cash provided by financing activities was $1.2 million in fiscal year 2010. During the fiscal year 2010, the cash provided by financing activities was mainly attributable to the advance from a director, Mr. Sun Hongyi, of $1.1 million to working capital (used as a deposit to SZIG to have construction equipment ready for delivery when sold), plus $40,000 from issue of shares.

Contractual Obligations

At December 31, 2010, we had operating lease obligations of $13,655 for the years ending December 31, 2011 to 2015, but we do not have any debt (other than the obligation to repay the advance to mr. Sun Hongyi), or capital lease or purchase obligations or long term liabilities.

Going Concern

We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows since we are in the development stage of the business. There is no assurance we will be able to successfully execute the business plan will be successful and be able to operate as a going concern.

We currently do not have cash to sustain operations for the next twelve months. The continuing economic downturn and related credit and financial market stress may adversely affect our ability to obtain financing, conduct operations and realize opportunities to sell products. In the event that the financing does not materialize, we may be unable to continue as a going concern.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.

Recent Accounting Pronoucement

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The Company will adopt this pronouncement for our fiscal year beginning January 1, 2011. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning January 1, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Uncertainties and Trends

Our operations and possible revenues principally are dependent upon signing up customers to buy SZIG’s machinery products, and to a lesser extent, on engaging parties for our consulting services.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation

Inflation has not had a material effect on our business and we do not expect that inflation will materially affect our business in the foreseeable future. However, our management will closely monitor the inflation, if any, and continually maintain effective cost control in operations.

Seasonality

We do not have any seasonality activities.

Plan of Operations

Our plan of operations for the twelve months following the date of this report is set forth below.

As we have already commenced our business since November 2010, we will focus our development of business in the PRC during the first two quarters of fiscal year 2011. At the same time, we will further expand our marketing service team and improve our distribution networks in order to promote the products to customers outside the PRC. According to our business plan, our target of commission on sales of construction equipment will increase 3.8 times to approximately RMB 1,769,000, equivalent to $262,000, but this target is not certain of attainment.

Apart from the sales of manufacture machinery, we will start our consultancy services from the third quarter of fiscal year 2011. Since we currently do not have enough professional employees to perform consultancy services, we will hire additional professional employees and/or retain consultants in the future, especially the first two quarters of fiscal year 2011, depending on business volume.

Since expansion of our business plan, our general and administrative expense is expected to increase as more employees are employed for both marketing and consulting services. Besides, to improve our distribution network, travel expense is also expected to increase in proportion. We will need additional funds to develop and implement the plan.

From January 1, 2011 through march 25, 2011, we have already signed nine new contracts and sold 29 construction industry machineries.  In these transactions, we have already generated approximately $80,000 of commission income in 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements as of December 31, 2010 and for the period from inception (May 24, 2010) to December 31, 2010, are included with this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Zhong Wen International Holding Co., Ltd.

We have audited the accompanying consolidated balance sheet of Zhong Wen International Holding Co., Ltd. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, cash flows for the period from May 24, 2010 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 28, 2011

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
(stated in US Dollars)

December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$90,718
Trade receivables	55,577
Deposits	1,010,804
Total current assets	1,157,099
TOTAL ASSETS	$1,157,099

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,126,269
Income tax payables	10,716
Other payables and accruals	110,382
Total current liabilities	1,247,367

Commitments and Contingencies

Shareholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at December 31, 2010	4,000
Additional paid-in-capital	36,000
Accumulated other comprehensive income	11,740
Statutory reserve - restricted	2,857
Deficit accumulated during the development stage	(144,865)
TOTAL SHAREHOLDERS’ DEFICIT	(90,268)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,157,099

The accompanying notes are an integral part of these consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(stated in US Dollars)

From May 24, 2010 (inception) to December 31, 2010

Revenue	$54,719
General and administrative expenses	(186,170)

Operating loss	(131,991)

Other income	430

Loss before income taxes	(131,561)
Provision for income taxes	(10,447)

Net loss	(142,008)

Other comprehensive income
Foreign currency translation	11,740
Comprehensive income	$(130,268)

Loss per share
Basic	$(0.03)

Diluted	$(0.03)

Weighted average number of common stock outstanding
Basic	4,000,000

Diluted	4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 24, 2010 (INCEPTION) TO DECEMBER 31, 2010

						Accumualted		Deficit
						other		accumulated
					Additional	compre-	Statutory	during the	Total
	Preferred Stock		Common Stock		paid-in	hensive	reserve -	development	stockholders’
	Shares	Amount	Shares	Amount	capital	income	restricted	stage	deficit

Balance at May 24, 2010	-	$-	-	$-	$-	$-	$-	$-	$-
Issue of shares	-	-	4,000,000	4,000	36,000	-	-	-	40,000
Transfer to reserve	-	-	-	-	-	-	2,857	(2,857)	-
Net loss	-	-	-	-	-	-	-	(142,008)	(142,008)
Translation adjustments	-	-	-	-	-	11,740	-	-	11,773

Balance at December 31, 2010	-	$-	4,000,000	$4,000	$36,000	$11,740	$2,857	$(144,865)	$(90,235)

The accompanying notes are an integral part of these consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(stated in US Dollars)

From May 24, 2010 (inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(142,008)
Changes in operating assets and liabilities:
Trade receivables	(55,577)
Prepayment, deposits and other receivables	(1,010,804)
Other payables and accrued expenses	110,382
Income tax payables	10,716
Net cash used in operating activities	(1,087,291)

Cash flows from financing activities:
Amount due to a director	1,126,269
Proceeds from issue of shares	40,000
Net cash provided by financing activities	1,166,269

Effect of exchange rate	11,740

Increase in cash and cash equivalents	90,718

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$90,718

Cash paid for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

NOTE 1. NATURE OF BUSINESS

Nature of Business

Zhong Wen International Holding Co., Ltd. (the “Company”) was incorporated in the State of Delaware on May 24, 2010. Since November 2010, the Company commenced the business, which is product procurement for the construction industry and project consultation for construction projects.

Going Concern Uncertainty

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. As of December 31, 2010, the Company had cash and cash equivalents of $90,718. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Hong Kong Zhongwenbo International Group Company Limited

Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo”) is a private limited liability company incorporated in Hong Kong on June 23, 2010. Zhongwenbo is a holding company and has no operations other than its ownership of Qingzhou RuiDong Trading Limited.

Qingzhou RuiDong Trading Limited

Qingzhou RuiDong Trading Ltd (“Qingzhou RuiDong”) was incorporated in Shangdong province of the People’s Republic of China in September 2010. Qingzhou RuiDong is engaged in export of construction machinery and equipment.

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

Zhong Wen International Holding Co., Ltd. (“ZWIH”) is a development stage company that was incorporated in the State of Delaware on May 24, 2010. The consolidated financial statements include the accounts of ZWIH and its subsidiaries (the “Group”). The consolidated financial statements were prepared in accordance with US GAAP. All significant intercompany transactions and balances were eliminated in consolidation.

Segment information

The Group identifies and classifies its operating segments based on the nature of the products with similar economic characteristics. No segment information is provided as the Group only has one business and geographical segment. The Group is in the business of export of construction machinery and equipment, which operations are located in the PRC and sales were predominately made to customers located in the PRC.

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

Loss per share

Basic loss per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents.

Trade receivables

In the normal course of business the Group extends credit to customers. Trade receivables, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at December 31, 2010 was recorded.

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

Revenue recognition

The Group recognizes commission income as revenue when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

Shipping and handling costs

No shipping and handling costs were recognized for the period ended December 31, 2010.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were recognized for the period ended December 31, 2010.

Other income recognition

Other income is comprised mainly of interest income.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the operating subsidiary of the Group is Renminbi, “RMB”. The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The following exchange rates were used in the financial statements:

Balance sheet	RMB6.59 to $1.00
Statement of income and comprehensive income	RMB6.76 to $1.00

As at December 31, 2010, RMB265,421 equivalents to $40,276 is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

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

Income taxes

The Group accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement governing intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning December 15, 2010, with no early adoption. The Company will adopt this pronouncement for our fiscal year beginning January 1, 2011. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement governing business combinations, which requires a company disclose revenue and earnings of the combined entity as though a business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning January 1, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

Deferred tax assets:
Tax losses carryforwards	$59,204
Less: valuation allowance	(59,204)
Net deferred tax assets	$-

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

The Company has provided a valuation allowance of $59,204 in respect of federal net operating loss and foreign unused tax loss carryforwards, which it does not expect to utilize.

The valuation allowance increased by $59,204 and such increase was attributable to the tax effect on foreign tax losses incurred for the period ended December 31, 2010 of $54 at enacted foreign profit tax rates, which can carried forward indefinitely, and the tax effect on federal net operating loss incurred for the period ended December 31, 2010 of $59,150 at the federal tax rate of 35.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes is as follows:

Credit for income taxes at statutory rate of 35%	$(46,047)
Foreign tax rate difference	(3,716)
Non-deductible expenses and non-assessable profits	1,006
Change in valuation allowance	59,204
Income tax provision	$10,447

NOTE 5. DEPOSITS

The balance represents the prepayment to Shandong Zhongwen Industrial Group Company Limited, which is the party entered into the sales agency agreement dated June 23, 2010 with Zhongwenbo.

NOTE 6. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun Hongyi, was unsecured, interest free and repayable on demand.

NOTE 7. SHAREHOLDERS’ DEFICIT

General

The Company’s total authorized capital at December 31, 2010, is 6,000,000 shares of which 6,000,000 shares are common stock of par value $0.001.

On July 20, 2010, the Company effected a ten for one forward stock split (without change in par value), from 400,000 shares to 4,000,000 shares, pursuant to which each outstanding share of common stock, par value $0.001, was converted into ten shares of common stocks, par value $0.001 (the “Forward Stock Split”). All share numbers, share prices and per-share amounts were adjusted, on a retroactive basis, to reflect the effect of the Forward Stock Split.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2010 are as follows by year:

2011	$2,731
2012	2,731
2013	2,731
2014	2,731
2015	2,731

$13,655

Rent expense for the period ended December 31, 2010 was $1,257.

Capital Commitments

As of December 31, 2010, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:

Inventories	$136,388

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through the date of the financial statements were issued.  During this period, other than those disclosed above, the Company did not have any material subsequent events that impacted the financial statements.

End of financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are assigned to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The Company filed no reports on Form 8-K in the fourth quarter of 2010.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall serve until his successor is elected and qualified, or until his earlier resignation or removal. Our Bylaws require only one director, however, additional director positions may be created by the Board of Directors at any time.  Election of each director requires a plurality of the votes cast.

Name	Age	Office

Mr. Sun Hongyi	41	From inception of the Company, President, Chief Executive Officer, Chief Financial Officer , Director

Mr. Sun Qihua	28	From inception of the Company, Treasurer

Mr. Shen Peng	25	From inception of the Company, Secretary

Mr. Sun Hongyi has 23 years of experience as Deputy Technical Manager at Qingzhou Tongli Machinery Co. Ltd, in the areas of research and development, and the manufacturing and distribution of machinery for building construction and construction of various infrastructures.  He received his MBA in July 2009 from the Market Economy Academy at Peking University.  Mr. Sun Hongyi’s 23 years of experience in the international business product sales side of Qingzhou Tongli Machinery (which makes and sells a broad range of industrial machinery including equipment for building and infrastructure construction), qualifies him to lead the Company’s strategy to sell SZIG’s products.

Mr. Sun Qihua was an accountant at Quingzhou Haozhang Foundry Co. Ltd. from July 2004 until inception of the Company.  He attended the Qingzhou Accounting Polytechnic School from 1998 to 2000.

Mr. Shen Peng was Corporate Secretary for Quingzhou Huaxia Zhongwen Mining Co. Ltd. from October 2006 to inception of the Company.  He received a degree in Finance from the School of Economic and Management, Shandong Institute of Light Industry, in July 2006, having been a student from August 2003 to July 2006.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and the director.

Corporate Governance and Board Committees

Our Board of Directors has not established audit, executive compensation, or nominating committees as standing committees or other board committee performing equivalent functions.  We will organize these committees at such time, if ever, as the Company should apply for listing on Nasdaq or a national securities exchange, but the Company may organize these committees without making or anticipating making an application for such a listing.

The listing requirements for Nasdaq require a majority of the board of directors of a company to be “independent directors.”  In general, a person other than an executive officer or employee of a company or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, cannot be deemed “independent.” Regardless of the foregoing general rule, the following disqualify a director from consideration as independent: Employment by the company in the past three years, and acceptance by him (or by a family member) of more than $120,000 in any 12 consecutive months within the past three years (except for service as a director).

Additionally, all the members of the company’s audit, compensation and nominating committees would have to be independent, and additional requirements apply to member of the audit committee under the SEC’s Rule 10A-3(b)(1).  If a company does not set up separate committees, the functions required of such committees would have to be exercised only by independent directors meeting these requirements, as applicable.

 Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation paid to our Principal Executive Officer, and our two most highly compensated executive officers other than our CEO who occupied such position for the period from inception (May 24, 2010) to December 31, 2010, for all services rendered in all capacities. The Company does not have employment agreements with any of the persons named below (and does not presently to enter into such agreements with any of them).

Name and Position	Year*	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sun Hongyi Pres., CEO, CFO , Director	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sun Qihua, Treasurer	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Shen Peng, Secretary	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*     For period from inception (May 24, 2010) to December 31, 2010.

Code of Ethics

We have not yet adopted a Code of Ethics.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to December 31, 2010, and as of such date, we did not have any stock option plans.

 Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to December 31, 2010.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to directors or executive officers. We have no material bonus or profit sharing plans in which cash or non-cash compensation is or may be paid to our directors or executive officers.

 Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares.

Name	Position	Shares Owned (Percentage of Outstanding Shares)

Mr. Sun Hongyi	President, Chief	3,414,000 (85.35%)
Executive Officer,
Chief Financial
Officer , Director

Mr. Sun Qihua	Treasurer	4,000 (less than one percent)

Mr. Shen Peng	Secretary	4,000 (less than one percent)

Officers and Directors
as a Group (three persons)		3,422,000 (85.55%)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In 2010, we sold 4,000,000 shares of restricted common stock to our President, Chief Executive Officer and Chief Financial Officer (and sole director), our Treasurer, and our Secretary, and other persons, at a price of $0.01 per share.  The price to the officers was not negotiated at arms-length, however, the other investors paid the same price per share.  The officers (and sole director) bought shares as follows:

Mr. Sun Hongyi - President, Chief Executive Officer and Chief Financial Officer (and sole director) - 3,414,000 shares for $34,140.00;

Mr. Sun Qihua  - Treasurer - 4,000 shares for $40.00; and  Mr. Shen Peng – Secretary – 4,000 shares for $40.00.

In 2010, Mr. Sun Hongyi loaned $1,126,269 to the Company, on an unsecured demand basis, without interest.

Item 14. Principal Accounting Fees and Services.

HLB Hodgson Impey Cheng, Chartered Accountants and Certified Public Accountants, Hong Kong, has been paid for fees and services in 2010 as follows:

From Inception
(May 24, 2010)
To December 31, 2010
Audit Fees (1)	$115,000
Audit-Related Fees	-0-
Tax Fees (2)	-0-
All Other Fees	-0-
Total	$115,000

(1)      Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)   Audited Financial Statements as of December 31, 2010 and for the period from inception (May 24, 2010) through December 31, 2010.

(a)(2) No financial statement schedules are required to be filed for the Company.

(3) Exhibits
3.1*	Certificate of Incorporation
3.1(a)*	Amendment to Certificate of Incorporation
3.2*	Bylaws
10.1*	Sales Agency Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference from the like-numbered exhibit to the registration statement on Form S-1 (File No. 333-167663), declared effective on September 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhong Wen International Holding Co., Ltd.

/s/ Sun Hongyi
Sun Hongyi, Chief Executive Officer	March 28, 2011

/s/Sun Hongyi
Sun Hongyi, Chief Financial Officer	March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sun Hongyi	March 28, 2011
Sun Hongyi, Director