Form 10-Q
period 2011-03-31
Zhong Wen International Holding Co., Ltd.
filed 2011-05-12
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2011 or

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

YES   ☐                       NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐                          NO   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 11, 2011, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

Zhong Wen International Co., Inc. and Subsidiaries

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheet as of September 30, 2010 (unaudited)	4

	Condensed Consolidated Statement of Operations for the Period from Inception (May 24, 2010) to September 30, 2010, and the Three Months Ended September 30, 2010 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the Period from Inception (May 24, 2010) to September 30, 2010, and the Three Months Ended September 30, 2010 (unaudited)	7

	Condensed Consolidated Statement of Stockholders’ Equity for the period from Inception (May 24, 2010) to September 30, 2010 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (STATED IN US DOLLARS)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$64,437	$90,718
Trade receivables	148,092	55,577
Deposits	1,016,960	1,010,804
Total current assets	1,229,489	1,157,099
TOTAL ASSETS	1,229,489	$1,157,099

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,127,919	$1,126,269
Income tax payables	19,161	10,716
Other payables and accruals	117,370	110,382
Total current liabilities	1,264,450	1,247,367

Commitments and Contingencies

Shareholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at March 31, 2011 (December 31, 2010: 4,000,000 shares)	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	18,555	11,740
Statutory reserve – restricted	8,588	2,857
Accumulated deficit	(102,104)	(144,865)
TOTAL SHAREHOLDERS’ DEFICIT	(34,961)	(90,268)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,229,489	$1,157,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (STATED IN US DOLLARS)

For the period from January 1, 2011 to March 31, 2011

Revenue	$92,037

General and administrative expenses	(24,567)

Operating profit	67,470
Other income	121

Profit before income taxes	67,591

Income taxes	(19,099)

Net profit	48,492

Other comprehensive income Foreign currency translation	6,815
Comprehensive income	$55,307

Earning per share
Basic	$0.01

Diluted	$0.01

Weighted average number of common stock outstanding
Basic	4,000,000

Diluted	4,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED) FOR THE PERIOD FROM JANUARY 1, 2011 TO MARCH 31, 2011 (STATED IN US DOLLARS)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve – restricted	Accumulated deficit	Total stockholders’ equity
Balance at January 1, 2011	-	$-	4,000,000	$4,000	$36,000	$11,740	$2,857	$(144,865)	$(90,268)
Transfer to reserve	-	-	-	-	-	-	5,731	(5,731)	-
Net profit	-	-	-	-	-	-	-	48,492	48,492
Translation adjustments	-	-	-	-	-	6,815	-	-	6,815
Balance at March 31, 2011	-	$-	4,000,000	$4,000	$36,000	18,555	8,588	(102,104)	(34,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (STATED IN US DOLLARS)

Cash flows from operating activities:	For the period from January 1, 2011 to March 31, 2011
Net profit	$48,492
Changes in operating assets and liabilities:
Trade receivables	(92,515)
Deposits	(6,156)
Income tax payables	8,445
Other payables and accrued expenses	6,988
Net cash used in operating activities	(34,746)

Cash flows from financing activities:
Amount due to a director	1,650
Net cash provided by financing activities	1,650

Effect of exchange rate	6,815
Decrease in cash and cash equivalents	(26,281)

Cash and cash equivalents at beginning of period	90,718

Cash and cash equivalents at end of period	$64,437
Cash paid for: Income tax	$10,654
Interest	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2011

NOTE 1. NATURE OF BUSINESS

Nature of Business

Zhong Wen International Holding Co., Ltd. (the “Company”) was incorporated in the State of Delaware on May 24, 2010. Since November 2010, the Company commenced the business, which is product procurement for the construction industry and project consultation for construction projects. During the first quarter of fiscal year 2011, the Company was no longer considered to be in development stage.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. As of March 31, 2011, the Company had cash and cash equivalents of $64,437. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Hong Kong Zhongwenbo International Group Company Limited

Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo”) is a private limited liability company incorporated in Hong Kong on June 23, 2010. Zhongwenbo is a holding company and has no operations, other than its ownership of Qingzhou RuiDong Trading Limited.

Qingzhou RuiDong Trading Limited

Qingzhou RuiDong Trading Ltd (“Qingzhou RuiDong”) was incorporated in Shangdong province of the People’s Republic of China in September 2010. Qingzhou RuiDong is engaged in export of construction machinery and equipment.

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

Zhong Wen International Holding Co., Ltd. (“ZWIH”) was incorporated in the State of Delaware on May 24, 2010. The interim condensed consolidated financial statements include the accounts of ZWIH and its subsidiaries (the “Group”). The interim condensed consolidated financial statements were prepared in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Trade receivables

In the normal course of business the Group extends credit to customers. Trade receivables, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at March 31, 2011 (December 31, 2010: Nil) was recorded.

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

Shipping and handling costs

No shipping and handling costs were recognized for the period ended March 31, 2011.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were recognized for the period ended March 31, 2011.

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

Balance sheet	RMB6.55 to $1.00
Statement of operations	RMB6.57 to $1.00

As at March 31, 2011, RMB91,486 equivalents to $13,967 is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

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

 NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of US GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Deferred tax assets:
Tax losses carryforwards	$62,070	$59,204
Less: valuation allowance	(62,070)	(59,204)
Net deferred tax assets	$-	$-

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

The Company has provided valuation allowances of $62,070 (December 31, 2010: $59,204) in respect of federal net operating loss and foreign unused tax loss carryforwards, which it does not expect to utilize.

The valuation allowance increased by $2,866 and such increase was attributable to the tax effect on foreign tax losses incurred for the period ended March 31, 2011 of $13 at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the period ended March 31, 2011 of $2,853 at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes is as follows:

For the period from January 1, 2011 to March 31, 2011
Provision (Credit) for income taxes at statutory rate of 35%	$23,656
Foreign tax rate difference	(7,577)
Non-deductible expenses and non-assessable profits	154
Change in valuation allowance	2,866
Income tax provision	$19,099

NOTE 5. DEPOSITS

The balance represents the prepayment to Shandong Zhongwen Industrial Group Company Limited, which is the party entered into the sales agency agreement dated June 23, 2010 with Zhongwenbo.

NOTE 6. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun Hongyi, was unsecured, interest free and repayable on demand.

NOTE 7. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at March 31, 2011, is 6,000,000 shares of which 6,000,000 shares are common stock of par value $0.001.

On July 20, 2010, the Company effected a ten for one forward stock split (without change in fair value) , from 400,000 shares to 4,000,000 shares, pursuant to which each outstanding share of common stock, par value $0.001, was converted into ten share of common stock, par value $0.001 (the “Forward Stock Split”). All of the share numbers, share prices and per-share amounts were adjusted, on a retroactive basis, to reflect the effect of the Forward Stock Split.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2011 are as follows by year:

2011	$2,061
2012	2,748
2013	2,748
2014	2,748
2015	2,748

$13,053

Rent expense for the period ended March 31, 2011 was $685.

Capital Commitments

As of March 31, 2011, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:

Inventories	$137,221

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
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2011 and the accompanying financial statements for the period January 1, 2011 to March 31, 2011.

The discussion and analysis contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Report that could cause actual results to differ from the results contemplated by these forward looking statements. We urge you to carefully consider all of the information set forth in this Report, and the “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Qingzhou RuiDong, which acts as an agent under a Sales Agency Agreement with Shandong Zhongwen Industrial Group Co. Limited (“SZIG”).  SZIG makes and sells certain construction industry machinery.

Since November 2010, we commenced our business and noted three transactions for the year. In order to enhance our operations, we will need to improve our marketing strategy. We also will have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of operations

	For the period from January 1, 2011 to March 31, 2011
	In dollars	As a percentage of net sales
Revenue	$92,037	100%
General and administrative expenses	(24,567)	(27)%
Operating loss	67,470	73%
Other income
Other income	121	1%
Total other income	121	1%
Profit before income taxes	67,591	74%
Provision for income taxes	(19,099)	(21)%
Net profit	48,492	53%
Other comprehensive income
Foreign currency translation	6,815	7%
Comprehensive income	$55,307	60%

Earning per share
Basic	$0.01
Diluted	$0.01

For the period from January 1, 2011 to March 31, 2011, we generated revenue $92,037 and incurred a net profit of $48,492. Revenue derived represents the commission income according to the Sales Agency Agreement with SZIG during the period. During this period, our expenses mainly related to salaries, travelling expenses and professional fees accrued for this Report on Form 10-Q.

Liquidity

At March 31, 2011, we had cash and cash equivalents of approximately $64,437. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

For the period from January 1, 2011 to March 31, 2011

Cash and cash equivalents at beginning of period	$90,718
Net cash used in operating activities	(34,746)
Net cash provided by financing activities	1,650
Effect of exchange rate on cash and cash equivalents	6,815
Cash and cash equivalents at end of period	64,437

Operating Activities

Net cash used in operating activities was $34,746 for the period ended March 31, 2011. The net cash used in operating activities for the period ended March 31, 2011 was mainly attributable to net change of trade receivables of $92,515.

Financing Activities

Net cash provided by financing activities was $1,650 for the period ended March 31, 2011. The net cash provided by financing activities for the period ended March 31, 2011 represents the increase of amount due to Mr. Sun Hongyi.

Contractual Obligations

At March 31, 2011, we had operating lease obligations of $13,053 for the years ending December 31, 2011 to 2015, and capital commitments of $137,221 to purchase inventories.

Going Concern

We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows since we are in the development stage of our business. There can be no assurance that continuing efforts to execute and expand our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

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

Recent Accounting Pronoucement

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of US GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Uncertainties and Trends

Our operations and possible revenues principally are dependent upon signing up customers to buy SZIG’s machinery products, and to a lesser extent, on engaging parties for our consulting services.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation

Inflation has not had a material effect on our business and we do not expect that inflation will materially affect our business in the foreseeable future. However, management will closely monitor the inflation, if any, and continually maintain effective cost control in operations.

Seasonality

We do not have any seasonal activities.

Plan of Operations

Our plan of operations for the balance of fiscal year 2011 is set forth below.

As we have already commenced our business since November 2010, we will focus our development of business in the PRC during the first two quarters of fiscal year 2011. At the same time, we will further expand our marketing service team and improve the distribution networks to promote the products to customers outside the PRC. According to our business plan, our target of commissions on sales of machinery will increase 3.8 times to approximately RMB1,769,000, equivalent to $262,000. While this is not an unreasonable goal in view of contracts in hand and sales effected in 2011 through end of April 2011, attainment of the goal is not assured given the concurrent intention of management to expand services (in line with our overall business plan as detailed in the Annual Report on Form 10-K for year ended December 31, 2010) and the increased costs that will attend the expansion.

Apart from the sales of machinery, we will start our consultancy services from the third quarter of fiscal year 2011. Since we currently do not have enough professional employees to perform consultancy services, we will hire additional professional employees and/or retain consultants in the future, especially the first two quarters of fiscal year 2011, depending on the business volume.

Since expansion of our business plan, our general and administrative expense is expected to increase as more and more employees will be employed for both the marketing service team and the consultant service team. To improve our distribution network, travelling expense is also expected to increase in proportion to sales. We will need additional funds to fully develop and implement the plan. Our principal shareholder has already indicated continuing financial support to the Company.  However, our continued viability as a business will depend on the shareholder’s continuing support, and/or upon obtaining necessary funds from third parties, and/or generating sufficient revenues from operations to expand the business with internal capital.

From January 1, 2011 to end of April 2011, we have already signed 18 contracts and sold 40 construction industry machineries. In these transactions, we have already generated approximately $114,000 commission income.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

None.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

None.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

None in addition to the business risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: May 11, 2011	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO