Form 10-Q/A
period 2011-03-31
Zhong Wen International Holding Co., Ltd.
filed 2011-05-12
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

Explanatory Note: This Amendment is filed to present the correct Index for the Report on Form 10-Q.

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