Form 10-Q
period 2011-06-30
Zhong Wen International Holding Co., Ltd.
filed 2011-08-15
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended  June 30, 2011 or

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

YES ☐                       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
on-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐                          NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 8, 2011, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

Zhong Wen International Co., Inc. and Subsidiaries

Explanatory Note: This Amendment is filed to present the correct Index for the Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
(STATED IN US DOLLARS)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$61,496	$90,718
Trade receivables	214,129	55,577
Deposits	1,007,926	1,010,804
Total current assets	1,283,551	1,157,099
TOTAL ASSETS	1,283,551	$1,157,099

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,136,788	$1,126,269
Income tax payables	6,348	10,716
Other payables and accruals	122,368	110,382
Total current liabilities	1,265,504	1,247,367

Commitments and Contingencies

Shareholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at June 30, 2011
(December 31, 2010: 4,000,000 shares)	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	40,608	11,740
Statutory reserve – restricted	8,145	2,857
Accumulated deficit	(70,706)	(144,865)
TOTAL SHAREHOLDERS’ DEFICIT	18,047	(90,268)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,283,551	$1,157,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(STATED IN US DOLLARS)

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010

Revenue	$171,120	$-	$79,083	$-

General and administrative expenses	(49,339)	(68,783)	(24,772)	(68,783)

Operating profit/(loss)	121,781	(68,783)	54,311	(68,783)

Other income	123	-	2	-

Profit/(loss) before income taxes	121,904	(68,783)	54,313	(68,783)

Income taxes	(36,726)	-	(17,627)

Net profit/(loss)	85,178	(68,783)	36,686	(68,783)
Other comprehensive income
Foreign currency translation	28,868	-	22,053	-
Comprehensive income/(loss)	$114,046	$(68,783)	$58,739	$(68,783)

Earning/(loss) per share
Basic	$0.02	$(0.02)	$0.01	$(0.02)

Diluted	$0.02	$(0.02)	$0.01	$(0.02)

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000	4,000,000	4,000,000

Diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(STATED IN US DOLLARS)

	For the six months ended June 30
	2011	2010
Cash flows from operating activities:
Net profit/(loss)	$85,178	$(68,783)
Changes in operating assets and liabilities:
Trade receivables	(158,552)	-
Deposits	2,878	(36,217)
Income tax payables	(4,368)	-
Other payables and accrued expenses	11,986	65,000
Net cash used in operating activities	(62,878)	(40,000)

Cash flows from financing activities:
Amount due to a director	10,519	-
Proceeds from issue of shares	-	40,000
Net cash provided by financing activities	10,519	40,000

Effect of exchange rate	23,137	-

Decrease in cash and cash equivalents	(29,222)	-

Cash and cash equivalents at beginning of period	90,718	-

Cash and cash equivalents at end of period	$61,496	$-

Cash paid for:
Income tax	$41,094	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Trade receivables

In the normal course of business the Group extends credit to customers. Trade receivables, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at June 30, 2011 (December 31, 2010: Nil) was recorded.

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

Shipping and handling costs

Shipping and handling costs are expensed as incurred. No shipping and handling costs were recognized for the three months and six months ended June 30, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were recognized for the three months and six months ended June 30, 2011 and 2010.

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

Balance sheet
December 31, 2010	RMB6.59 to $1.00
June 30, 2011	RMB6.46 to $1.00
Statement of operations
For the three months ended June 30, 2011	RMB6.49 to $1.00
For the six months ended June 30, 2011	RMB6.53 to $1.00

As at June 30, 2011, RMB71,230 equivalents to $11,026 is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Deferred tax assets:
Tax losses carryforwards	$67,495	$59,204
Less: valuation allowance	(67,495)	(59,204)
Net deferred tax assets	$-	$-

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

The Company has provided valuation allowances of $67,495 (December 31, 2010: $59,204) in respect of federal net operating loss and foreign unused tax loss carryforwards, which it does not expect to utilize.

The valuation allowance increased by $8,291 and such increase was attributable to the tax effect on foreign tax losses incurred for the six months ended June 30, 2011 of $13 at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the six months ended June 30, 2011 of $8,278 at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes is as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Provision (Credit) for income taxes at statutory rate of 35%	$42,666	$(24,074)	$19,010	$(24,074)
Foreign tax rate difference	(14,560)	-	(6,981)	-
Non-deductible expenses and non-assessable profits	329	-	173	-
Change in valuation allowance	8,291	24,074	5,425	24,074
Income tax provision	$36,726	$-	$17,627	$-

NOTE 5. DEPOSITS

The balance represents the prepayment to Shandong Zhongwen Industrial Group Company Limited (“SZIG”) to purchase inventories under the sales agency agreement dated June 23, 2010 between Zhongwenbo and SZIG.

NOTE 6. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun Hongyi, is $1,136,788.  It represents a current account between Mr. Sun and the Company, which Mr. Sun paid on behalf of the Company.  There is no written agreement between Mr. Sun and the Company.  This loan from Mr. Sun is unsecured, interest free and repayable on demand.

NOTE 7. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2011, is 6,000,000 shares of which 6,000,000 shares are common stock of par value $0.001.

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

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2011 are as follows by year:

2011	$1,393
2012	2,786
2013	2,786
2014	2,786
2015	2,786

$12,537

Rent expense for the three months and six months ended June 30, 2011 were $693 and $1,378 respectively (three months and six months ended June 30, 2010: $nil and $nil).

Capital Commitments

As of June 30, 2011, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:

Inventories	$162,353

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations

Cautionary Statement

The discussion and analysis, other than purely historical information, including  estimates,  projections,  statements relating to our business plans, objectives,  and expected operating results, and the  assumptions  upon which those  statements are based, are forward-looking statements  These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate,""estimate," "intend,"  "strategy,"  "plan," "may," "should," "will," "would,""will be," "will  continue,"  "will  likely  result,"  and similar  expressions. Forward-looking statements are based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Report that could cause actual results to differ from the results contemplated by these forward looking statements. We urge you to carefully consider all of the information set forth in this Report, and the “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Overview

Zhong Wen International Holding Co., Ltd. (the “Company”, “we”, or “us”) was incorporated under the laws of the State of Delaware on May 24, 2010.  Since November 2010, we commenced the business, which is product procurement for the construction industry and project consultation for construction projects.

Company Structure

On June 23, 2010, our wholly-owned subsidiary, Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo”), was incorporated in Hong Kong.  In September 2010, Qingzhou RuiDong Trading Ltd (“Qingzhou RuiDong”) was incorporated in Shandong province of the People’s Republic of China.  Qingzhou RuiDong is wholly owned by Zhongwenbo, and is engaged in export of construction machinery and equipment. Zhongwenbo has no operations other than its ownership of Qingzhou RuiDong Trading Limited.  We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Qingzhou RuiDong.

On June 23, 2010, a Sales Agency Agreement (the “Agreement”) was entered into between Shandong Zhongwen Industrial Group Co. Limited (“SZIG”) and Zhongwenbo.  Under the Agreement, Zhongwenbo acts as an exclusive agent to sell SZIG’s products in the territory other than Brazil and the PRC (excluding the Special Adminstration Region of Hong Kong and Macau and Taiwan).  Zhongwenbo is entitled to the commission equal to 5% of the Net Sales Value of all products for which a contract of sales is made by Zhongwenbo on behalf of SZIG. The Agreement continues in force for a period of two (2) years unless or until either party gives to the other written notice expiring.  An amendment to the Sales Agency Agreement (the “Amended Agreement”) was entered into on November 8, 2010 between SZIG and Qingzhou RuiDong.  Under the Amended Agreement, Qingzhou RuiDong also acts as an agent to sell SZIG’s products.  Qingzhou RuiDong is entitled to the commission equal to 5% of market price of all products for which a contract sale is made by Qingzhou RuiDong on behalf of SZIG and additional 50% of any sales value above market price. In the event that Qingzhou RuiDong does not fulfill 80% of the sales according to the sales plan, SZIG has the right to terminate the Amended Agreement. Otherwise, the duration of the Amended Agreement is two (2) years.

Results of operations

	For the six months ended June 30,				For the three months ended June 30,
	2011		2010		2011		2010
	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales

Revenue	$171,120	100%	$-	n/a	$79,083	100%	$-	n/a
General and administrative expenses	(49,339)	28%	(68,783)	n/a	(24,772)	31%	(68,783)	n/a
Operating profit/(loss)	121,781	72%	(68,783)	n/a	54,311	69%	(68,783)	n/a
Other income	123	-%	-	n/a	2	-%	-	n/a
Profit/(loss) before income taxes	121,904	72%	(68,783)	n/a	54,313	69%	(68,783)	n/a
Income taxes	(36,726)	21%	-	n/a	(17,627)	22%	-	n/a
Net profit/(loss)	85,178	51%	(68,783)	n/a	36,686	47%	(68,783)	n/a
Other comprehensive income/(loss)
Foreign currency translation	28,868	17%	-	n/a	22,053	28%	-	n/a
Comprehensive income/(loss)	114,046	68%	(68,783)	n/a	58,739	75%	(68,783)	n/a

Earnings/(loss) per share
Basic	$0.02		$(0.02)		$0.01		$(0.02)

Diluted	$0.02		$(0.02)		$0.01		$(0.02)

For the period from April 1, 2011 to June 30, 2011, we generated revenue $79,083 and incurred a net profit of $36,686. Revenue derived represents the commission income according to the Sales Agency Agreements with SZIG during the period. During this period, our expenses mainly related to salaries, travelling expenses and professional fees (such as attorneys’ fees and accountants’ fees) accrued for Form 10-Q.

Liquidity

At June 30, 2011, we had cash and cash equivalents of approximately $61,496. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	For the period from January 1, 2011 to June 30, 2011	For the period from January 1, 2010 to June 30, 2010

Cash and cash equivalents at beginning of period	$90,718	$-
Net cash used in operating activities	(62,878)	(40,000)
Net cash provided by financing activities	10,519	40,000
Effect of exchange rate on cash and cash equivalents	23,137	-
Cash and cash equivalents at end of period	61,496	-

Operating Activities

Net cash used in operating activities was $62,878 for the six months ended June 30, 2011. The net cash used in operating activities for the six months ended June 30, 2011 was mainly attributable to net change of trade receivables of $158,552.

Financing Activities

Net cash provided by financing activities was $10,519 for the six months ended June 30, 2011. The net cash provided by financing activities for the six months ended June 30, 2011 represents the increase of amount due to Mr. Sun Hongyi.

Capital Resources

As of June 30, 2011, other than capital commitment for inventories, amounting to $162,353, we did not have any other material commitments. We anticipate that the source of funds will be generated from our daily operations and from our director, Mr. Sun, Hongyi.

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Contractual Obligations

At June 30, 2011, we had operating lease obligations of $12,537 for the years ending December 31, 2011 to 2015, we also had capital commitments of $162,353 to purchase inventories.  The following table provides detailed information about our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	22,288	2,786	5,572	5,572	8,358
[Purchase Obligations]	162,353	162,353
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	184,641	165,139	5,572	5,572	8,358

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.

Recent Accounting Pronouncement

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Uncertainties and Trends

Our operations and possible revenues principally are dependent upon signing up customers to buy SZIG’s machinery products under the Sales Agency Agreement, and, to a lesser extent, on engaging parties for our consulting services. The Agreement between SZIG and Zhongwenbo continues for a period of two (2) years from June 23, 2010, and it terminates upon either party’s written notice of termination. The amended Sales Agreement between SZIG and Qingzhou RuiDong continues for a period of two (2) years from November 8, 2010 unless Qingzhou RuiDong fails to fulfill 80% of the sales according to the sales plan.

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

Plan of Operations

We will focus our business development in the PRC during the third and the fourth quarters of fiscal year 2011. At the same time, we will further expand our marketing service team and improve our distribution networks in order to promote the products to customers outside the PRC. We have targeted some companies for selling SZIG’s products.  These companies include but not limited to: (a) Weifang Chenlong Construction Co., Ltd.; (b) Qingdao Tongsheng Construction Machinery Leasing Co., Ltd.; (c) Feixian Hengyang Construction Crane Equipment Co., Ltd.; (d) Weifang Jintianyuan Construction Co., Ltd.  According to our business plan, our target of commission on sales of manufacture machinery will increase 3.8 times to approximately RMB1,769,000, equivalents to $262,000.

Apart from the sales of manufacture machinery, we will start our consultancy services from the third quarter of fiscal year 2011. Since we currently do not have enough professional employees to perform consultancy services, we will hire additional professional employees and/or retain consultants in the future, especially the third and the fourth quarters of fiscal year 2011, depending on the business volume.

Due to the expansion of our business plan, our general and administrative expense is expected to increase as more employees will be employed for both marketing service team and the consultant service team. Besides, to improve our distribution network, travelling expense is expected to increase in proportion to the sales. We will need additional funds to develop and implement the plan. Our shareholder has already indicated continuing financial support to the Company. Our continued existence and performance is dependent upon we obtaining necessary funds or generating a sufficient revenue source.

Recent Development

From January to June 2011, SZIG has already signed 28 contracts. According to the Sales Agency Agreement, as amended, from these transactions, we, through our direct and indirect wholly-owned subsidiaries, Zhongwenbo and Qingzhou Ruidong, have already generated approximately $171,000 commission income.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

(a)
That the Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

(b)	That the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

None.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

Not Applicable

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

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: August 15, 2011	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO