Form 10-Q/A
period 2011-06-30
Zhong Wen International Holding Co., Ltd.
filed 2011-08-22
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission File Number: 000-54125

ZHONG WEN INTERNATIONAL HOLDING CO, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0368416
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1101, 11/F., Shun Kwong Commercial Building, No.8 Des Vouex Road West, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	852-253 03798

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

At August 15, 2011, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

EXPLANATION OF AMENDMENT

The sole purpose of this Amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes certain financial and related information from Zhong Wen International Holding Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL) and entitled as “XBRL Content.”

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files attached as exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Content

*
Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: August 22, 2011	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO