Form 10-Q
period 2011-09-30
Zhong Wen International Holding Co., Ltd.
filed 2011-11-14
CIK 1494502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarter ended September 30, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from ___________ to ____________

Commission File Number: 000-54125

ZHONG WEN INTERNATIONAL HOLDING CO., LTD.

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

YES  ☒                        NO  ☐

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

At November 8, 2011, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

Zhong Wen International Co., Ltd. and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (STATED IN US DOLLARS)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$69,084	$90,718
Trade receivables	270,700	55,577
Deposits	1,018,967	1,010,804
Total current assets	1,358,751	1,157,099
TOTAL ASSETS	$1,358,751	$1,157,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Amount due to a director	$1,148,300	$1,126,269
Income tax payables	16,968	10,716
Other payables and accruals	132,624	110,382
Total current liabilities	1,297,892	1,247,367

Commitments and Contingencies

Shareholders' equity
Common stock
Authorized: 6,000,000 shares, par value $0.001 Issued and outstanding: 4,000,000 shares at September 30, 2011(December 31, 2010: 4,000,000 shares)	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	48,333	11,740
Statutory reserve – restricted	18,957	2,857
Accumulated deficit	(46,431)	(144,865)
TOTAL SHAREHOLDERS’ EQUITY	60,859	(90,268)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,358,751	$1,157,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (STATED IN US DOLLARS)

	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010

Revenue	$248,698	$-	$77,578	$-

General and administrative expenses	(80,588)	(87,359)	(31,280)	(18,573)

Operating profit/(loss)	168,110	(87,359)	46,298	(18,573)

Other income	92	-	-	-

Profit/(loss) before income taxes	168,202	(87,359)	46,298	(18,573)

Income taxes	(53,667)	-	(16,941)

Net profit/(loss)	114,535	(87,359)	29,357	(18,573)
Other comprehensive income
Foreign currency translation	48,333	-	7,725	-
Comprehensive income/(loss)	$162,868	$(87,359)	$37,082	$(18,573)

Earning/(loss) per share
Basic	$0.04	$(0.02)	$0.01	$(0.01)

Diluted	$0.04	$(0.02)	$0.01	$(0.01)

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000	4,000,000	4,000,000

Diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (STATED IN US DOLLARS)

	For the nine months ended September 30
	2011	2010
Cash flows from operating activities:
Net profit/(loss)	$114,535	$(87,359)
Changes in operating assets and liabilities:
Trade receivables	(215,123)	-
Deposits	(8,163)	(2,243)
Income tax payables	6,252	-
Other payables and accrued expenses	22,242	44,000
Net cash used in operating activities	(80,257)	(45,602)

Cash flows from financing activities:
Amount due to a director	22,031	105,641
Proceeds from issue of shares	-	40,000
Net cash provided by financing activities	22,031	145,641

Effect of exchange rate	36,592	-

(Decrease)/increase in cash and cash equivalents	(21,634)	100,039

Cash and cash equivalents at beginning of period	90,718	-

Cash and cash equivalents at end of period	$69,084	$100,039

Cash paid for:
Income tax	$47,415	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2011

NOTE 1. NATURE OF BUSINESS

Nature of Business

Zhong Wen International Holding Co., Ltd. (the “Company”) was incorporated in the State of Delaware on May 24, 2010. Since November 2010, the Company through its subsidiaries commenced the business, which is product procurement for the construction industry and project consultation for construction projects. During the first quarter of fiscal year 2011, the Company was no longer considered to be in development stage.

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

Trade receivables

In the normal course of business the Group extends credit to customers. Trade receivables, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at September 30, 2011 (December 31, 2010: Nil) was recorded.

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

Shipping and handling costs

Shipping and handling costs are expensed as incurred. No shipping and handling costs were recognized for the three months and nine months ended September 30, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were recognized for the three months and nine months ended September 30, 2011 and 2010.

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

Balance sheet
December 31, 2010	RMB6.59 to $1.00
September 30, 2011	RMB6.39 to $1.00

Statement of operations
For the three months ended September 30, 2011	RMB6.40 to $1.00
For the nine months ended September 30, 2011	RMB6.49 to $1.00
For the three months ended September 30, 2010	RMB6.76 to $1.00
For the nine months ended September 30, 2010	RMB6.80 to $1.00

As at September 30, 2011, RMB119,142 equivalents to $18,645 is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollar at the rates used in translation.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Deferred tax assets:
Tax losses carryforwards	$74,751	$59,204
Less: valuation allowance	(74,751)	(59,204)
Net deferred tax assets	$-	$-

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

The Company has provided valuation allowances of $74,751 (December 31, 2010: $59,204) in respect of federal net operating loss and foreign unused tax loss carryforwards, which it does not expect to utilize.

The valuation allowance increased by $15,547 and such increase was attributable to the tax effect on foreign tax losses incurred for the nine months ended September 30, 2011 of $13 at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the nine months ended September 30, 2011 of $15,534 at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes is as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
Provision (Credit) for income taxes at statutory rate of 35%	$58,870	$(30,575)	$16,205	$(6,501)
Foreign tax rate difference	(21,265)	111	(6,701)	111
Non-deductible expenses and non-assessable profits	515	-	181	-
Change in valuation allowance	15,547	30,464	7,256	6,390
Income tax provision	$53,667	$-	$16,941	$-

NOTE 5. DEPOSITS

The balance represents the prepayment to Shandong Zhongwen Industrial Group Company Limited (“SZIG”), to purchase inventories under the sales agency agreement dated June 23, 2010 between Zhongwenbo and SZIG.

NOTE 6. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun, Hongyi, was $1,148,300. It represents a current account between Mr. Sun and the Company, which Mr. Sun paid on behalf of the Company. There is no written agreement between Mr. Sun and the Company. This loan from Mr. Sun is unsecured, interest free and repayable on demand.

NOTE 7. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2011, is 6,000,000 shares of which 6,000,000 shares are common stock of par value $0.001.

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

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2011 are as follows by year:

2011	$737
2012	2,817
2013	2,817
2014	2,817
2015	2,817

$12,005

Rent expense for the three months and nine months ended September 30, 2011 were $702 and $2,080 respectively (three months and nine months ended September 30, 2010: $nil and $nil).

Capital Commitments

As of September 30, 2011, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:

Inventories	$164,131

For the three months and nine months ended September 30, 2011, the Group did not purchase any inventories (three months and nine months ended September 30, 2010: $nil and $nil).

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through the date of the financial statements were issued.  During this period, other than those disclosed above, the Company did not have any material subsequent events that impacted the financial statements.

End of financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Zhong Wen International Holding Co., Ltd. (the “Company,” “we,” “us”) was incorporated under the laws of the State of Delaware on May 24, 2010.  On June 23, 2010, our wholly-owned subsidiary, Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo”), was incorporated in Hong Kong.  In September 2010, Qingzhou RuiDong Trading Ltd (“Qingzhou RuiDong”) was incorporated in Shandong province of the People’s Republic of China.  Qingzhou RuiDong is wholly owned by Zhongwenbo, and is engaged in export of construction machinery and equipment. Zhongwenbo has no operations other than its ownership of Qingzhou RuiDong Trading Limited.  We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Qingzhou RuiDong, which acts as an agent under a Sales Agency Agreement with Shandong Zhongwen Industrial Group Co. Limited (“SZIG”), which focus on developing sales of certain construction industry machinery.

Sales Agency Agreement (the “Agreement”) was entered into between SZIG and Zhongwenbo on June 23, 2010.  Under the Agreement, Zhongwenbo acts as an exclusive agent to sell SZIG’s products in the territory other than Brazil and the PRC (excluding the Special Adminstration Region of Hong Kong and Macau and Taiwan).  Zhongwenbo is entitled to the commission equal to 5% of the Net Sales Value of all products for which a contract of sales is made by Zhongwenbo on behalf of SZIG. The Agreement continues in force for a period of two (2) years unless or until either party gives to the other written notice expiring.  An amendment to the Sales Agency Agreement (the “Amended Agreement”) was entered into on November 8, 2010 between SZIG and Qingzhou RuiDong.  Under the Amended Agreement, Qingzhou RuiDong also acts as an agent to sell SZIG’s products.  Qingzhou RuiDong is entitled to the commission equal to 5% of market price of all products for which a contract sale is made by Qingzhou RuiDong on behalf of SZIG and additional 50% of any sales value above market price. In the event that Qingzhou RuiDong does not fulfill 80% of the sales according to the sales plan, SZIG has the right to terminate the Amended Agreement. Otherwise, the duration of the Amended Agreement is two (2) years.

Since November 2010, we commenced our business. In order to enhance our operations, we will need to improve our marketing strategy. We also will have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of operations

	For the nine months ended September 30,				For the three months ended September 30,
	2011		2010		2011		2010
	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales

Revenue	$248,698	100%	$-	n/a	$77,578	100%	$-	n/a
General and administrative expenses	(80,588)	32%	(87,359)	n/a	(31,280)	40%	(18,573)	n/a
Operating profit/(loss)	168,110	68%	(87,359)	n/a	46,298	60%	(18,573)	n/a
Other income	92	-%	-	n/a	-	-%	-	n/a
Profit/(loss) before income taxes	168,202	68%	(87,359)	n/a	46,298	60%	(18,573)	n/a
Income taxes	(53,667)	22%	-	n/a	(16,941)	22%	-	n/a
Net profit/(loss)	114,535	46%	(87,359)	n/a	29,357	38%	(18,573)	n/a
Other comprehensive income/(loss)
Foreign currency translation	48,333	19%	-	n/a	7,725	10%	-	n/a
Comprehensive income/(loss)	162,868	65%	(87,359)	n/a	37,082	48%	(18,573)	n/a

Earnings/(loss) per share
Basic	$0.04		$(0.02)		$0.01		$(0.01)

Diluted	$0.04		$(0.02)		$0.01		$(0.01)

For the period from July 1, 2011 to September 30, 2011, we generated revenue $248,698 and incurred a net profit of $162,868. Revenue derived represents the commission income according to the Sales Agency Agreement with SZIG during the period. During this period, our expenses mainly related to salaries, travelling expenses and professional fee accrued for Form 10-Q.

Liquidity

At September 30, 2011, we had cash and cash equivalents of approximately $69,084. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	For the period from January 1, 2011 to September 30, 2011	For the period from January 1, 2010 to September 30, 2010

Cash and cash equivalents at beginning of period	$90,718	$-
Net cash used in operating activities	(80,257)	(45,602)
Net cash provided by financing activities	22,031	145,641
Effect of exchange rate on cash and cash equivalents	36,592	-
Cash and cash equivalents at end of period	69,084	100,039

Operating Activities

Net cash used in operating activities was $80,257 for the nine months ended September 30, 2011. The net cash used in operating activities for the nine months ended September 30, 2011 was mainly attributable to net change of trade receivables of $215,123.

Financing Activities

Net cash provided by financing activities was $22,031 for the nine months ended September 30, 2011. The net cash provided by financing activities for the nine months ended September 30, 2011 represents the increase of amount due to Mr. Sun, Hongyi.

Capital Resources

As of September 30, 2011, other than capital commitment for inventories, amounting to $164,131, we did not have any other material commitments. We anticipate that the source of funds will be generated from our daily operations and from our director, Mr. Sun, Hongyi.

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Contractual Obligations

At September 30, 2011, we had operating lease obligations of $12,005 for the years ending December 31, 2011 to 2015, we also had capital commitments of $164,131 to purchase inventories.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.

Recent Accounting Pronoucement

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

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

Plan of Operations

Our plan of operations for the fiscal year 2011 is set forth below.

As we have already commenced our business since November 2010, we focused our development of business in the PRC during the first two quarters of fiscal year 2011. At the same time, we will further expand our marketing service team and improve our distribution networks in order to promote the products to customers outside the PRC. According to our business plan, our target of commission on sales of manufacture machinery will increase 3.8 times to approximately RMB1,769,000, equivalents to $273,000.

Apart from the sales of manufacture machinery, we aimed to start our consultancy services from the third quarter of fiscal year 2011. However, since we currently do not have enough professional employees to perform consultancy services, we will hire additional professional employees and/or retain consultants in the future depending on the business volume.

Since expansion of our business plan, our general and administrative expense is expected to increase as more and more employees will be employed for both marketing service team and the consultant service team. Besides, to improve our distribution network, travelling expense is also expected to increase in proportion to the sales. We will need additional funds to develop and implement the plan. Our shareholder has already indicated continuing financial support to the Company, our continued existence and performance is dependent upon our obtaining necessary funds or generating a sufficient revenue source.

Recent Delevelopments

From January to September 2011, SZIG has already signed 50 contracts and sold 97 construction industry machineries. In these transactions, we have already generated approximately $249,000 commission income.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Not Applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

Not Applicable.

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

Zhong Wen International Holding Co, Ltd.
(Registrant)

Date: November 10, 2011	By:	/s/ Sun, Hongyi
Sun, Hongyi Chief Executive Officer and Chief Financial Officer