Form 10-K
period 2011-12-31
Zhong Wen International Holding Co., Ltd.
filed 2012-04-16
CIK 1494502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

þ	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

o	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission File Number 000-54125

Zhong Wen International Holding Co, Ltd .
(Exact Name of Company as Specified in its Charter)

Delaware	99-0368416
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1458 North Yunmenshan Rd Qingzhou, Shandong, PR China
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(86536) 330-8317

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ¨  NO þ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ¨  NO þ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  þ  NO ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  þ  NO ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES  ¨ NO þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ¨ Accelerated Filer   ¨ Non-Accelerated Filer ¨ (Do not check if a smaller reporting company)

Smaller Reporting Company   þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ¨  NO þ

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 12, 2012:  NONE.  The registrant’s stock is quoted on the OTC Bulletin Board (symbol “ZWIH”), but to date the stock has not been traded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2011
Common stock, $.001 par value	4,000,000

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

(1)

(2)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements.  Examples of such statements in this Annual Report concern planned expansion of the business, marketing plans, estimated amounts of new capital that may be required to sustain the business, and competitive factors in our markets.

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

Increased competition; inability or unwillingness of our principal shareholders to keep privately funding capital requirements, and/or banks being unwilling to loan even with shareholder guarantees; lack of interest by the construction sector in the targeted markets to buy the machinery we sell; the impact of the continued economic downturn; changes in People’s Republic of China (“PRC”) and target markets regulations.

(3)

PART I

Item 1. Business.

Introduction

We were incorporated in Delaware on May 24, 2010, at which time we commenced operations.  From January 1, 2011 to December 31, 2011, we recognized revenue from sales of construction equipment of $314,483 and booked a net loss of $84,064.   See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements included in this Report.

As the Company had significant operations underway at December 31, 2010, as of that date the Company ceased being a “shell company” as defined in the Securities and Exchange Commission’s rule 12b-2.

Our business is equipment products procurement for the construction industry, and project consultation for construction projects.  Initially, for the procurement side of the business, Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo,” a company organized under Hong Kong law on June 23, 2010), entered into a Sales Agency Agreement on June 23, 2010, with Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a limited liability company established under the laws of the PRC. Zhongwenbo is a wholly-owned subsidiary of the Company.

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

Hong Kong Zhongwenbo

International Group Company Limited

[a Hong Kong company, referred to as “Zhongwenbo” wholly-owned by the Company]

Qingzhou RuiDong Trading Ltd.

[a limited liability wholly foreign owned enterprise, referred to as “Qingzhou RuiDong,” ultimately owned entirely by the Company]

In third quarter 2010, through our subsidiary Zhongwenbo, we organized Qingzhou RuiDong as a wholly foreign-owned enterprise (“WFOE”) under PRC law.  As a limited liability company ultimately owned entirely by the Company, WFOE status facilitates total management control within the confines of PRC law; the ability to both receive and remit RMB to the Company as a Delaware corporation; tax reporting and payment efficiencies that otherwise would not be available to the Company; and shareholder liability (i.e. potential liability of the Company and Zhongwenbo) to debts being limited to their investment.. In addition, the establishment of Qingzhou RuiDong will enhance the Company’s cooperative relationship and communications with SZIG.

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

The Company’s business is selling, as agent under a Sales Agency Agreement with SZIG, machinery for construction projects, and the providing of related consulting services to the construction industry.

SZIG (organized in 1958, and located at Damu Village, Miaozi Town, Qingzhou City, Shandong Province, PRC) is engaged principally in the mining and sale of iron ore, precision casting, and the  manufacture of construction equipment (concrete mixing plants, concrete pumps, tower cranes, concrete mixers and batchers, cement loaders, and similar products).  Its products are sold in nearly 30 cities and provinces in the PRC, and also are exported to the Middle East, the European Union, the United States, Africa, and other areas.  SZIG’s principal facilities cover approximately 1,300 acres (including a building of 100,000 square meters), with approximately 1,500 employees, of whom 56 are middle management and eight are senior engineers.

Sales Agency Agreement

As of June 23, 2010, Zhongwenbo (referred to below as the “Agent”) entered into a Sales Agency Agreement with SZIG; this agency function is now being administered by Qingzhou RuiDong through its office in Qingzhou, Shandong, PRC.   The following summarizes the material provisions of the Sales Agency Agreement, which was included as Exhibit 10.1 to our Registration Statement on Form S-1 filed on June 21, 2010.

SZIG sells approximately 2,000 Tower Cranes, 70 to 80 Concrete Mixing Stations, and approximately 80 sets of Concrete Pumps annually, almost all in the PRC and Brazil.  SZIG entered into the Agreement with  Zhongwenbo to establish sales in a number of the developing countries in the Association of Southeast Asian Nations (“ASEAN”) region (Singapore, Brunei Darussalam, Malaysia, Thailand, the Philippines, Indonesia, Myanmar (Burma), Laos, Cambodia, and Vietnam), without bearing the cost of setting up a marketing program.

Agency, Territory and Term : The Agent is the exclusive agent for sale of designated SZIG products, in all areas except Brazil and the PRC, though Hong Kong, Macau and Taiwan are not excluded (which areas as so limited are referred to as the “Territory”), for a period of two years.  After expiration of the primary term, the Agreement will continue until terminated by either party.

Termination : Either party may terminate the Agreement after notice to the other of breach of terms, subject to a 30 day cure period,   Termination also may be effected by a party if the other party ceases business, enters into an arrangement with creditors, or enters into insolvency proceedings.

Products and Compensation : The Agreement specifies the SZIG products that the Agent may sell in the Territory (prices below are subject to change in SZIG’s discretion).

Tower Crane – Model No. QTC 63C – An upper-slewing fixed-type light crane, suitable for many industrial and civil applications.  Average price approximately $47, 250.

Concrete Mixing Station – Model No. HZS HLS - A set of batching machines to mix concrete material for construction.  Average price approximately $242,950.

Concrete Pump – Model No. HBT 80 – A concrete pump which is widely used in infrastructure and building construction.  Average price approximately $4,100.

SZIG is to pay the Agent a commission equal to 5% of the net sales value of each product sold (equal to amount charged the customer less value added or other tax included in the sales price).  At Agent’s election, it may guarantee to SZIG the performance of a customer’s purchase order, but a guarantee shall not cover customer’s performance failure caused by SZIG’s default.

Marketing and Local Compliance: All costs and expenses of the Agent’s marketing SZIG’s products in the Territory will be borne by the Agent, and all promotional and advertising materials are subject to SZIG’s approval.  The Agent will be responsible for obtaining local permits and licenses for its activities.

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

(4)

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

Targeted customers consist primarily of local building contractors and construction equipment rental companies.  As of April 12, 2012, a number of companies have contacted us and expressed strong interest in our SZIG products.

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

Employees

We have three executive employees: Mr. Sun Hongyi, President, Chief Executive Officer and Chief Financial Officer, Mr. Shen Peng, Secretary; and Mr. Sun Qihua, Treasurer.  Each of these persons devotes full time to the Company. We have four other employees, and will be hiring more and/or retain consultants as needed.

Item 1A. Risk Factors.

The following risk factors should be carefully considered in evaluating the information in this Annual Report.

Risks Related to the Business

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and negatively impact the value of your investment in our shares.

Our independent auditors have stated that our financial statements have been prepared assuming that we will continue as a going concern. We have sustained operating losses since inception and our anticipated cash needs extend beyond current resources. As of December 31, 2011, we have negative working capital of $(117,487). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.  The Company does not have a reliable source of future funding and we currently have limited revenues from product sales.  Although our shareholders have indicated continuing financial support for the Company, continued operations is dependent upon our obtaining necessary funds from shareholders or otherwise until we have sufficient positive cash flow to support operations (see Note 1 to the Financial Statements in this Report).

We may need additional capital, which we may be unable to obtain; should we fail to obtain sufficient financing, the business will be adversely affected.

The Company estimates that it will need additional funds along with expected revenue from operations in 2012 to continue growth and fully implement its business plan.  Mr. Sun Hongyi may loan more money to the Company over and above loans made in 2011 (see Item 13, “Certain Relationships and Related Transactions, and Director Independence”). However, banks may be unwilling to loan additional capital, even with Mr. Sun Hongyi’s personal guarantee to the banks, and current shareholders and/or new investors may be unwilling to buy common shares.  Additionally, seeking capital from new investors could be difficult (please see the risk factor captioned The Company may be in competition with the selling shareholders if the Company seeks additional capital from new investors).   If we are unable to obtain financing in the amounts needed or on terms acceptable to us, the Company’s ability to sustain operations and meet its legal obligations as a public company, will be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

If we are unable to raise enough working capital from current shareholders (including Mr. Sun Hongyi) buying more shares from the Company, and/or from bank loans guaranteed by Mr. Sun Hongyi, we may try to sell shares to new investors.  However, because potential investors could buy stock in the public market (if one develops, which is not assured) from the selling shareholders named in the Company’s September 2010 registration statement, the Company, in effect, could be competing with the selling shareholders for new investor capital.  While it is possible the Company could offer shares to prospective new investors at a discount to market prices, this could present a conflict of interest for the Board of Directors due to the dilution that the current shareholders would experience, and could prevent the Company from raising capital from new investors.

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

(5)

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

There is presently no market for the Company’s common stock, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for their sale or transferability within the near future, or at all. Although the Company is quoted on the OTC Bulletin Board (“OTCBB”) (symbol “ZWIH”), to date there has been no trading, and there is no assurance that an active market will develop.

In addition to the risks of investing in our stock, there are separate risks associated with investing in and trading the stock of companies quoted on the OTCBB, including:

·	Absence of listing standards. Companies listed on NASDAQ or national stock exchanges have to maintain strict standards of corporate governance (a majority of independent directors, and audit, compensation, and nominating committees comprised of independent directors), a minimum stock price, and various matters which have to be approved by shareholders. OTCBB companies are not subject to such standards.
·	Inefficient trading and lower liquidity. Stockholders of OTCBB companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.
·	Lower trading volume. Though some OTCBB companies experience occasional periods of heavy trading, many OTCBB companies have lower trading volume, which contributes to the illiquidity of investing in such companies.

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

Because our shares are quoted on the OTCBB, we are subject to the “Penny Stock” rules, which may reduce the level of trading activity in our stock.

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

(6)

OTC Bulletin Board Considerations

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTCBB. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTCBB has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the OTCBB is that the issuer be current in its SEC reporting requirements, and that the issuer obligates itself to file periodic reports and otherwise comply with those provisions of the 1934 Act applicable to it. Investors may have greater difficulty in getting orders filled because, in contrast to stock traded on NASDAQ, investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. Investors must contact a broker-dealer to trade OTCBB securities. Investors do not have direct access to the bulletin board service. For OTCBB securities, there only has to be one market maker.

OTCBB transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the OTCBB, they are conducted by telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders for an order to buy or sell a specific number of shares at the current market price, the price of a stock may go up or down significantly during the lapse of time between placing a market order and getting execution.

Because OTCBB stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties .

The Company uses office spaces under leases (for the Hong Kong and Qingzhou offices). Rent expenses were $2,785 and $1,257 for the years ended December 31, 2011 and 2010, respectively.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

(7)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, an inter-dealer quotation and trading system, under the symbol “ZWIH” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market exists. To date our stock has not been traded. We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

(1)           Investors may have difficulty buying and selling or obtaining market quotation;

(2)           Market visibility for our common stock may be limited; and

(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

Recent Sales of Unregistered Securities

 In 2010, the Company issued 4,000,000 shares of restricted stock, for $40,000, to 20 investors resident in the PRC.  The Company claims the exemption from registration of the issuance of these shares, which is available under Section 4(2) of the Securities Act.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2011.

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

Item 6. Selected Financial Data.

For the Period From
Inception (May 24, 2010)
Statement of Operations Data	To December 31, 2011

Revenue from Operations	$314,483
Total Costs and Expenses	330,608
Loss for the Period	84,064
Loss per Share –Basic and Diluted	(0.02)
Weigheted Average Shares Outstanding	4,000,000

As of
Balance Sheet Data	December 31, 2011

Current Assets	$1,419,127
Working Capital	(117,487)
Total Assets	1,419,127
Total Liabilities	1,536,61
Shareholders’ Deficit	(117,487)

(8)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Report.

Overview

We are a holding company and conduct all of our operations through our wholly-owned subsidiary, Zhongwenbo, and our indirect, wholly-owned subsidiary, Qingzhou RuiDong, which act as agents under a Sales Agency Agreement with Shandong Zhongwen Industrial Group Co. Limited (“SZIG”), and focus on developing sales of certain construction industry machinery.

For the year ended December 31, 2011 we had 74 transactions. In order to enhance our operations, we need to continue to improve our marketing strategy. We also have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of Operations

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2011 and 2010. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the year ended December 31, 2011			For the period from May 24, 2010 (Inception) to December 31, 2010
	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales
Revenue	$314,483	100%	$54,719	100%
General and administrative expenses	(330,608)	(105)%	(186,170)	(341)%
Operating loss	(16,127)	(5)%	(131,991)	(241)%
Other income (expense)
Other income	-	-%	430	1%
Total other income (expense)	-	-%	430	1%
Loss before income taxes	(16,127)	(5)%	(131,561)	(240)%
Income taxes	(67,937)	(22)%	(10,447)	(19)%
Net loss	(84,064)	(279)%	(142,008)	(259)%
Other comprehensive income
Foreign currency translation	56,845	18%	11,740	21%
Comprehensive income (loss)	$(27,219)	(9)%	$(130,268)	(238)%

Loss per share
Basic	$(0.02)		$(0.03)
Diluted	$(0.02)		$(0.03)

Fiscal Year Ended December 31, 2011 Compared to the Period from May 24, 2010 (Inception) through December 31, 2010

Operating Revenue

For the year ended December 31, 2011, we had revenue of $314,483 compared to $54,719 for the period from May 24, 2010 (Inception) to December 31, 2010. The 475% increase in revenue between the two periods is mainly attributable to greater commission income from SZIG for selling more of its products in 2011.

Operating Expenses

General and administrative expenses increased by approximately 78% to $330,608 for the year ended December 31, 2011 from $186,170 for the period from May 24, 2010 (Inception) to December 31, 2010. The higher general and administrative expenses were primarily due to having a full year of operations in 2011 and expenses related to increased sales of SZIG products.

Net Loss

We incurred a net loss of $84,064 for the year ended December 31, 2011 compared to a loss of $142,008 for the period from May 24, 2010 (Inception) to December 31, 2010, a decrease of $57,944 or approximately 41%. A majority of the net loss was the result of income taxes of $67,937 in the PRC.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $67,003 compared to $90,718 at December 31, 2010. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

(9)

Cash Flow

	For the year ended December 31, 2011	For the period from May 24, 2010 (Inception) to December 31, 2010

Net cash used in operating activities	$(199,985)	$(1,087,291)
Net cash provided by financing activities	175,014	1,166,269
Effect of exchange rate on cash and cash equivalents	1,256	11,740
Cash and cash equivalents at end of period	67,003	90,718

Operating Activities

Net cash used in operating activities was $199,985 in fiscal year 2011 compared to $1.1 million in fiscal year 2010. The net cash used in operating activities for the fiscal year 2011 was mainly attributable to the increase in trade receivables of $ 252,445.

Financing Activities

Net cash provided by financing activities was $175,014 in fiscal year 2011 and $1.2 million in fiscal year 2010. During fiscal year 2011, the cash provided by financing activities was mainly attributable to an advance from a director, Mr. Sun Hongyi, of $175.014 to working capital.

Contractual Obligations

At December 31, 2011, we had operating lease obligations of $13,925 for the years ending December 31, 2012 to 2016, but we do not have any debt (other than the obligation to repay the advance to Mr. Sun Hongyi), or capital lease or purchase obligations or long term liabilities.

Going Concern

We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows for the foreseeable future. There is no assurance we will be able to successfully execute our business plan and be able to operate as a going concern.

The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, the Company may be unable to continue as a going concern.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company ’ s present or future financial statements.

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

(10)

Plan of Operations

Our plan of operations for the twelve months following the date of this report is set forth below.

We will focus our development of business in the PRC during the first two quarters of fiscal year 2012. At the same time, we will further expand our marketing service team and improve our distribution networks in order to promote the products to customers outside the PRC. According to our business plan, our target of commission on sales of construction equipment will increase 3.8 times to approximately RMB 1,769,000, equivalent to $262,000, but this target is not certain of attainment.

Apart from the sales of manufacture machinery, we started our consultancy services in the third quarter of fiscal year 2011. Since we currently do not have enough professional employees to perform consultancy services, we will hire additional professional employees and/or retain consultants in the future, especially the first two quarters of fiscal year 2012, depending on business volume.

Since expansion of our business plan, our general and administrative expense is expected to increase as more employees are employed for both marketing and consulting services. Besides, to improve our distribution network, travel expense is also expected to increase in proportion. We will need additional funds to develop and implement the plan.

From January 1, 2011 through April 12, 2012, we have already signed 23 new contracts and sold 28 construction industry machines.  In these transactions, we have already generated approximately $68,254 of commission income in 2012.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

(a) Concentration

For the years ended December 31, 2011 and 2010, majority of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2011, the Company had 100% purchases from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since the Company serves as an agent of SZIG to sell product procurement for the construction industry.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements as of December 31, 2011 and for the period from inception (May 24, 2010) to December 31, 2010, are included with this Report.

(11)

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel:   954-424-2345

Fax:  954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel:  704-892-8733

Fax:  704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Zhong Wen International Holding Co., Ltd.

We have audited the accompanying consolidated balance sheet of Zhong Wen International Holding Co., Ltd. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, shareholders’deficit and comprehensive income, cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 11, 2012

www.bai-cpa.com

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

/s/ HLB Hodgson Impey Cheng

Chartered Accountants

Certified Public Accountants

Hong Kong

March 28, 2011

(12)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(stated in US Dollars)

ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$67,003	$90,718
Trade receivables	317,500	55,577
Deposits	1,034,624	1,010,804
Total current assets	1,419,127	1,157,099
TOTAL ASSETS	$1,419,127	$1,157,099

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,301,283	$1,126,269
Income tax payables	14,366	10,716
Other payables and accruals	220,965	110,382
Total current liabilities	1,536,614	1,247,367

Commitments and Contingencies	—	—

Stockholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at December 31, 2011 and 2010	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	68,585	11,740
Statutory reserve - restricted	23,238	2,857
Retained deficit	(249,310)	(144,865)
TOTAL STOCKHOLDERS’ DEFICIT	(117,487)	(90,268)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,419,127	$1,157,099

The accompanying notes are an integral part of these consolidated financial statements.

(13)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND

THE PERIOD FROM MAY 24, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

(stated in US Dollars)

	For the year ended	From May 24, 2010 (inception) through
	December 31, 2011	December 31, 2010

Revenue	$314,483	$54,179

Operating Expenses
General and administrative expenses	(330,608)	(186,170)
Operating loss	$(16,127)	(131,991)

Other income	—	430
Income (loss) before income taxes	$(16,127)	(131,561)

Income taxes	(67,937)	(10,447)
Net (loss)	$84,064)	(142,008)

Other comprehensive income
Foreign currency translation	56,845	11,740
Comprehensive income (loss)	$(27,219)	$(130,268)

Earnings (loss) per share
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000

Diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

(14)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM MAY 24, 2010 (INCEPTION) TO DECEMBER 31, 2011

Common Stock			Additional paid-in capital	Accumualted other comprehensive income	Statory reserve- restricted	Retained deficit	Total stockholders deficit
	Shares	Amount
Balance at May 24, 2010
Issue of shares	4,000,000	4,000	36,000	—	—	—	40,000
Transfer to reserve	—	—	—	—	2,857	(2,857)	—
Net loss	—	—	—	—	—	(142,008)	(142,008)
Translation adjustments	—	—	—	11,740	—	—	11,740
Balance at December 31, 2010	4,000,000	4,000	36,000	11,740	2,857	(144,865)	(90,268)
Transfer to reserve	—	—	—	—	20,381	(20,381)	—
Net loss	—	—	—	—	—	(84,064)	(84,064)
Translation adjustments	—	—	—	56,845	—	—	56,845
Balance at December 31, 2011	4,000,000	4,000	36,000	68,585	23,238	(249,310)	(117,487)

The accompanying notes are an integral part of these consolidated financial statements.

(15)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND

THE PERIOD FROM MAY 24, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

(stated in US Dollars)

	For the year ended	From May 24, 2010 (inception) through
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(84,064)	$(142,008)
Changes in operating assets and liabilities:
Trade receivables	(252,445)	(55,577)
Prepayment, deposits and other receivables	23,204	(1,010,804)
Other payables and accrued expenses	110,259	110,382
Income tax payables	3,061	10,716
Net cash used in operating activities	(199,985)	(1,087,291)

Cash flows from financing activities:
Amount due to a director	175,014	1,126,269
Proceeds from issue of shares	—	40,000
Net cash provided by financing activities	175,014	1,166,269

Effect of exchange rate	1,256	11,740

Increase in cash and cash equivalents	(23,715)	90,718

Cash and cash equivalents at beginning of period	90,718	—

Cash and cash equivalents at end of period	$67,003	$90,718

Cash paid for:
Income tax	$64,810	—
Interest	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(16)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2011

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

Hong Kong Zhongwenbo International Group Company Limited

Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo”) is a private limited liability company incorporated in Hong Kong on June 23, 2010. Zhongwenbo is a holding company and has no operations other than its 100% ownership of Qingzhou RuiDong Trading Limited.

Qingzhou RuiDong Trading Limited

Qingzhou RuiDong Trading Ltd (“Qingzhou RuiDong”) was incorporated in Shangdong province of the People’s Republic of China (the “PRC”) in September 2010. Qingzhou RuiDong is engaged in export of construction machinery and equipment.

Zhong Wen International Holding Co., Ltd., Hong Kong Zhongwenbo International Group Company Limited and Qingzhou RuiDong Trading Limited are hereinafter referred to as (the “Company”).

Going Concern Uncertainty

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. As of December 31, 2011, the Company had cash and cash equivalents of $67,003. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Cash and cash equivalents

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates.

For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Consolidated Statements of Cash Flows are prepared based on the change in the functional currency for each account and converted into U.S. dollars at the average exchange rates of the year.

Trade receivables

In the normal course of business the Company extends credit to customers. Trade receivables, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at December 31, 2011 was recorded.

(17)

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT”D)

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and other payables approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended December 31, 2011 and 2010, respectively.

Revenue recognition

The Company recognizes commission income as revenue when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

General and administrative expenses

General and administrative expenses consist of office expenses, staff welfare, utilities, labor protection and salaries which are expensed as incurred at the administrative level.

Other income recognition

Other income is comprised mainly of interest income.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Loss per share

The Company calculates net loss per share in accordance with FASB ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing net loss for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. No diluted loss per share is required to be represented.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the operating subsidiary of the Company is Renminbi, “RMB”. The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The following exchange rates were used in the financial statements:

	2011	2010
Balance sheet items, except for the registered and paid-up capital as of December 31, 2011 and 2010	USD 0.159:RMB 1	USD 0.151:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2011 and 2010	USD 0.155:RMB 1	USD 0.148:RMB 1

(18)

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT”D)

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in the PRC, which the Company’s management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade receivables.

Segment information

The Company identifies and classifies its operating segments based on the nature of the products with similar economic characteristics. No segment information is provided as the Company only has one business and geographical segment. The Company is in the business of export of construction machinery and equipment, which operations are located in the PRC and sales were predominately made to customers located in the PRC.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Recently issued accounting standards (cont’d)

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

(19)

NOTE 3. DEPOSITS

The balance represents the prepayment to Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, for inventories purchase under a sales agreement, dated June 23, 2010, between the Company and SZIG. The agreement was terminated during the first quarter of 2012 pursuant to mutual agreement, and the deposit of $1,034,624 was returned in full by SZIG.

NOTE 4. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun, Hongyi, was $1,301,283. It represents a current account between Mr. Sun and the Company, which Mr. Sun paid on behalf of the Company. There is no written agreement between Mr. Sun and the Company. This loan from Mr. Sun is unsecured, interest free and repayable on demand.

NOTE 5. SHAREHOLDERS’ EQUITY

General

As of December 31, 2011, the Company had 6,000,000 authorized shares of Common Stock, par value $0.001.

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

NOTE 6. INCOME TAXES

The Company conducts all its operating business through its subsidiaries in China. The subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2011 and 2010.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2011	2010

Loss subject to U.S. operation	$(285,014)	$(169,000)
Income (loss) subject to PRC operation	268,887	37,439
Income (loss) before income taxes	$(16,127)	$(131,561)

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

As of December 31, 2011, the U.S. operation had $454,014 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2031.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010

Income (loss) before income taxes	$268,887	$37,439
Statutory income tax rate	25%	25%
	67,222	9,360
Expenses not deductible for tax purposes:	2,860	4,348
Effect of tax losses	715	1,087
Income tax expense	$67,937	$10,447

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
- Net operating loss carryforwards	$158,905	$59,150
Less: valuation allowance	(158,905)	(59,150)
Deferred tax assets	$—	$—

For the year ended December 31, 2011 and 2010, valuation allowances of $158,905 and $59,150 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2011	2010

U.S. Statutory rate	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$—	$—

(20)

NOTE 6. INCOME TAXES (CONT’D)

The Company accounts for income taxes under ASC topic 740, Income Taxes, ASC topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC topic 740 further requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements, as well as the accrual of interest and penalties as applicable on unrecognized tax positions.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Valuation allowance are recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income taxes.

Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2011 and 2010.

NOTE 7. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common shares outstanding during the years.  There were no dilutive common stock equivalents for the years ended December 31, 2011 and 2010, respectively.

The following table sets forth the computation of basic net loss per share for the years indicated:

	2011	2010
Numerator:
- Net loss	$(84,064)	$(142,008)

Denominator:
- Weighted average common shares outstanding	4,000,000	4,000,000

Basic net loss per share	$(0.02)	$(0.03)

Note 8. CONCENTRATION AND RISK

(a) Concentration

For the years ended December 31, 2011 and 2010, majority of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2011, the Company had 100% purchases from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since the Company serves as an agent of SZIG to sell product procurement for the construction industry.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(21)

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Company leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2011 are as follows by year:

2012	$2,785
2013	2,785
2014	2,785
2015	2,785
2016	2,785

$13,925

Rent expenses were $2,785 and $1,257 for the years ended December 31, 2011 and 2010, respectively.

NOTE 10. SUBSEQUENT EVENTS

During the first quarter of 2012, the sales agreement, dated June 23, 2010, between the Company and SZIG was terminated pursuant to mutual agreement, and the deposit of $1,034,624 was returned in full by SZIG.

 End of financial statements.

(22)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company previously reported the information required by this Item 9 in its Form 8-K filed on February 17, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

(23)

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

Name	Age	Office

Mr. Sun Hongyi	42	From inception of the Company, President, Chief Executive Officer, Chief Financial Officer , Director

Mr. Sun Qihua	29	From inception of the Company, Treasurer

Mr. Shen Peng	26	From inception of the Company, Secretary

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2011. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation paid to our Principal Executive Officer, and our two most highly compensated executive officers other than our CEO who occupied such position for the year ended December 31, 2011 and for the period from May 24, 2010 (inception) through December 31, 2010, for all services rendered in all capacities. The Company does not have employment agreements with any of the persons named below (and does not presently to enter into such agreements with any of them).

Name and Position	Year*	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sun Hongyi Pres., CEO, CFO , Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sun Qihua, Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Shen Peng, Secretary	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*     For period from inception (May 24, 2010) to December 31, 2010.

(24)

Code of Ethics

We have not yet adopted a Code of Ethics.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to December 31, 2011, and as of such date, we did not have any stock option plans.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to December 31, 2011.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In 2010, we sold 4,000,000 shares of restricted common stock to our President, Chief Executive Officer and Chief Financial Officer (and sole director), our Treasurer, and our Secretary, and other persons, at a price of $0.01 per share.  The price to the officers was not negotiated at arms-length, however, the other investors paid the same price per share.  The officers (and sole director) bought shares as follows:

Mr. Sun Hongyi - President, Chief Executive Officer and Chief Financial Officer (and sole director) - 3,414,000 shares for $34,140.00;

Mr. Sun Qihua  - Treasurer - 4,000 shares for $40.00; and  Mr. Shen Peng – Secretary – 4,000 shares for $40.00.

In 2011, Mr. Sun Hongyi loaned $175,014 to the Company, on an unsecured demand basis, without interest.

Director Independence

Our securities are quoted on the OTCBB inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence or use Nasdaq’s definition of independence to examine the composition of our Board of Directors with regard to such definition.

Item 14. Principal Accounting Fees and Services.

Bongiovanni & Associates, CPA’s and HLB Hodgson Impey Cheng, Chartered Accountants and Certified Public Accountants, Hong Kong, have been paid for fees and services in 2011 and 2010 as follows:

	Bongiovanni & Associates, CPA’s	HLB Hodgson Impey Cheng, Chartered Accountants and Certified Public Accountants
	For the year ended	From Inception (May 24, 2010)
	December 31, 2011	To December 31, 2010
Audit Fees (1)	$126,000	$115,000
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$126,000	$115,000

(1)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(25)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)   Audited Financial Statements as of December 31, 2011 and for the period from inception (May 24, 2010) through December 31, 2010.

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

(26)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhong Wen International Holding Co., Ltd .

By /s/ Sun Hongyi
Sun Hongyi, Chief Executive Officer	April 16, 2012

By /s/Sun Hongyi
Sun Hongyi, Chief Financial Officer	April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sun Hongyi	April 16, 2012
Sun Hongyi, Director