Form 10-K/A
period 2011-12-31
Zhong Wen International Holding Co., Ltd.
filed 2012-04-17
CIK 1494502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission File Number 000-54125

Zhong Wen International Holding Co, Ltd .
(Exact Name of Company as Specified in its Charter)

Delaware	99-0368416
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1458 North Yunmenshan Rd Qingzhou, Shandong, PR China
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(86536) 330-8317

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  NONE.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”) of Zhong Wen International Holding Co., Ltd (the “Company”), filed with the Securities and Exchange Commission on April 16, 2012, is to:

a)	Furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at December 31, 2011 and 2010, (ii) the consolidated statements of operations for the year ended December 31, 2011 and the period from May 24,2010 (inception) through December 31, 2010, (iii) the consolidated statement of stockholders’ deficit for the period from May 24,2010 (inception) through December 31, 2011, (iv) the consolidated statement of cash flows for the year ended December 31, 2011 and the period from May 24,2010 (inception) through December 31, 2010, and (v) the notes to the financial statements (tagged as blocks of text); and

b)	To revise Item 15 (a)(3), Exhibits, to include in the list of exhibits reference to the Exhibit 101 XBRL interactive data files .

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Form 10-K/A. The Form 10-K/A continues to speak as of the date of the Original Filin

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Our business is equipment products procurement for the construction industry, and project consultation for construction projects.  Initially, for the procurement side of the business, Hong Kong Zhongwenbo International Group Company Limited (“Zhongwenbo” a company organized under Hong Kong law on June 23, 2010), entered into a Sales Agency Agreement on June 23, 2010, with Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a limited liability company established under the laws of the PRC. Zhongwenbo is a wholly-owned subsidiary of the Company.

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

(12)

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

(13)

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

(17)

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

(18)

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

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

(19)

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K/A, any failure to comply therewith during the fiscal year ended December 31, 2011. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

(25)

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

(26)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)   Audited Financial Statements as of December 31, 2011 and for the period from inception (May 24, 2010) through December 31, 2010.

(a)(2) No financial statement schedules are required to be filed for the Company.

(a)(3) Exhibits
3.1*	Certificate of Incorporation
3.1(a)*	Amendment to Certificate of Incorporation
3.2*	Bylaws
10.1*	Sales Agency Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference from the like-numbered exhibit to the registration statement on Form S-1 (File No. 333-167663), declared effective on September 2, 2010.

**	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(27)

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