Form 10-Q
period 2012-03-31
Zhong Wen International Holding Co., Ltd.
filed 2012-05-11
CIK 1494502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

x	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2012 or

o	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

At May 11, 2012, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

(1)

Zhong Wen International Co., Inc. and Subsidiaries

(2)

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	3/31/2012	12/31/2011
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$1,245,391	$67,003
Trade receivables	219,521	317,500
Deposits	—	1,034,624
Total current assets	1,464,912	1,419,127
TOTAL ASSETS	$1,464,912	$1,419,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,356,283	$1,301,283
Income tax payables	17,249	14,366
Other payables and accruals	175,880	220,965
Total current liabilities	1,549,412	1,536,614

Stockholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at March 31, 2012 and December 31, 2011	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	67,295	68,585
Statutory reserve - restricted	27,751	23,238
Retained deficit	(219,545)	(249,310)
TOTAL STOCKHOLDERS’ DEFICIT	(84,500)	(117,487)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,464,912	$1,419,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

(3)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three months ended
	3/31/2012	3/31/2011

Revenue	$68,894	$92,037

Operating Expenses
General and administrative expenses	(19,574)	(24,567)
Operating income	49,320	67,470

Other income	—	121
Income before income taxes	$49,320	67,591

Income taxes	(15,042)	(19,099)
Net income	$34,278	48,492

Other comprehensive income
Foreign currency translation	(1,290)	6,815
Comprehensive income	$32,988	$55,307

Earnings per share
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000

Diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three months ended
	3/31/2012	3/31/2011
Cash flows from operating activities:
Net lncome	$ 34,278	$ 48,492
Changes in operating assets and liabilities:
Trade receivables	97,497	(92,515)
Prepayment, deposits and other receivables	1,031,815	(6,156)
Other payables and accrued expenses	(45,078)	6,988
Income tax payables	2,892	8,445
Net cash provided by (used in) operating activities	1,121,404	(34,746)

Cash flows from financing activities:
Amount due to a director	55,000	1,650
Net cash provided by financing activities	55,000	1,650

Effect of exchange rate	1,984	6,815

Increase in cash and cash equivalents	1,178,388	(26,281)

Cash and cash equivalents at beginning of period	67,003	90,718

Cash and cash equivalents at end of period	$ 1,245,391	$ 64,437

Cash paid for:
Income tax	$ 16,941	$ 10,654
Interest	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2011

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2011 and 2010 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2. NATURE OF BUSINESS

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

Going Concern Uncertainty

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. As of March 31, 2012, the Company had accumulated deficit of $219,545, and working capital deficit of $84,500. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

(6)

NOTE 4. DEPOSITS

The Company had deposits of $1,034,624 as of December 31, 2011, representing the prepayment to Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, for inventories purchase under a sales agreement, dated June 23, 2010, between the Company and SZIG. The agreement was terminated during the first quarter of 2012 pursuant to mutual agreement, and the deposit of $1,034,624 was returned in full by SZIG.

NOTE 5. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun, Hongyi, was $1,356,283 and 1,301,283 as of March 31, 2012 and December 31, 2011, respectively. It represents a current account between Mr. Sun and the Company, which Mr. Sun paid on behalf of the Company. There is no written agreement between Mr. Sun and the Company. This loan from Mr. Sun is unsecured, interest free and repayable on demand.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax expenses for the three months ended March 31, 2012 and 2011, respectively.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	For the three months ended
	3/31/2012	3/31/2011

Loss subject to U.S. operation	$(10,000)	$(56,000)
Income (loss) subject to PRC operation	59,320	123,591
Income (loss) before income taxes	$49,320	$67,591

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

As of March 31, 2012, the U.S. operation had $464,014 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2031.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the three months ended March 31, 2012 and 2011, respectively, is as follows:

	For the three months ended
	3/31/2012	3/31/2011

Income (loss) before income taxes	$59,320	$123,591
Statutory income tax rate	25%	25%
	14,830	30,899
Non-deductible and other various items for tax purposes	212	(11,800)
Income tax expense	$15,042	$19,099

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2012 and December 31, 2011, respectively:

	As of
	3/31/2012	12/31/2011
Deferred tax assets:
- Net operating loss carryforwards	$162,405	$158,905
Less: valuation allowance	(162,405)	(158,905)
Deferred tax assets	$-	$-

As of March 31, 2012 and December 31, 2011, valuation allowances of $162,405 and $158,905, respectively, were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended
	3/31/2012	3/31/2011

U.S. Statutory rate	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$-	$-

(7)

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

Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2012 and December 31, 2011, respectively.

NOTE 7. EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of the common shares outstanding during the periods.  There were no dilutive common stock equivalents for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the computation of earnings per share for the three months ended:

	March 31, 2012	March 31, 2011
Numerator:
- Net income	$34,278	$48,492

Denominator:
- Weighted average common shares outstanding	4,000,000	4,000,000

Earnings per share	$0.01	$0.01

NOTE 8. CONCENTRATION AND RISK

(a) Concentration

For the three months ended March 31, 2012 and 2011, majority of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2012, the Company had 100% revenue from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since the Company serves as an agent of SZIG to sell product procurement for the construction industry.

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

$13,925

Rent expenses were $696 and $515 for the three months ended March 31, 2012 and 2011, respectively.

(8)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited) and the accompanying financial statements for the three months ended March 31, 2012 and 2011.

The discussion and analysis contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Report that could cause actual results to differ from the results contemplated by these forward looking statements. We urge you to carefully consider all of the information set forth in this Report, and the “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

A Sales Agency Agreement (the “Agreement”) was entered into between SZIG and Zhongwenbo on June 23, 2010.  Under the Agreement, Zhongwenbo acts as an exclusive agent to sell SZIG’s products in the territory other than Brazil and the PRC (excluding the Special Adminstration Region of Hong Kong and Macau and Taiwan).  Zhongwenbo is entitled to the commission equal to 5% of the Net Sales Value of all products for which a contract of sales is made by Zhongwenbo on behalf of SZIG. The Agreement continues in force for a period of two (2) years unless or until either party gives to the other written notice expiring.  An amendment to the Sales Agency Agreement (the “Amended Agreement”) was entered into on November 8, 2010 between SZIG and Qingzhou RuiDong.  Under the Amended Agreement, Qingzhou RuiDong also acts as an agent to sell SZIG’s products.  Qingzhou RuiDong is entitled to the commission equal to 5% of market price of all products for which a contract sale is made by Qingzhou RuiDong on behalf of SZIG and additional 50% of any sales value above market price. In the event that Qingzhou RuiDong does not fulfill 80% of the sales according to the sales plan, SZIG has the right to terminate the Amended Agreement. Otherwise, the duration of the Amended Agreement is two (2) years.

For the three months ended March 31, 2012 we had 23 transactions. In order to enhance our operations, we need to continue to improve our marketing strategy. We also have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of Operations

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the three months ended March 31, 2012 and 2011. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the three months ended
	March 31, 2012		March 31, 2011
	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales
Revenue	$68,894	100%	$92,037	100%
General and administrative expenses	(19,574)	(28)%	(24,567)	(27)%
Operating income	49,320	72%	67,470	73%
Other income	-	-	121	-%
Income before income taxes	49,320	72%	67,591	73%
Income taxes	(15,042)	(22)%	(19,099)	(21)%
Net income	34,278	50%	48,492	53%
Other comprehensive income
Foreign currency translation	(1,290)	2%	6,815	7%
Comprehensive income	$32,988	48%	$55,307	60%

Earnings per share
Basic	$0.01		$0.01
Diluted	$0.01		$0.01

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Revenue

For the three months ended March 31, 2012, we had revenue of $68,894 compared to $92,037 for the three months ended March 31, 2011. The 25% decrease in revenue between the two periods is mainly attributable to less commission income from SZIG due to lower product sales in the first quarter of 2012.

Operating Expenses

General and administrative expenses decreased by approximately 20% to $19,574 for the three months ended March 31, 2012 from $24,567 for the corresponding period in 2011. The lower general and administrative expenses were primarily due to decreased expenses related to a reduction in sales of SZIG products for the quarter.

Net Income

We had net income of $34,278 for the three months ended March 31, 2012 compared to $48,492 for the corresponding period in 2011, a decrease of $14,214 or approximately 29%. The decrease in net income was mostly the result of an decrease in revenues for the period.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $1,245,391 compared to $64,437 at March 31, 2011. The following table provides detailed information about our net cash flow for all financial statement periods presented in revenue.

Cash Flow

	For the three months ended
	March 31, 2012	March 31, 2011

Net cash provided by (used in) operating activities	$1,121,404	$(34,746)
Net cash provided by financing activities	55,00	1,650
Effect of exchange rate on cash and cash equivalents	1,984	6,815
Cash and cash equivalents at end of period	1,245,391	64,437

Operating Activities

Net cash provided by (used in) operating activities was $1,121,404 and $(34,746) for the three months ended March 31, 2012 and 2011, respectively. The net cash provided by operating activities for the three months ended March 31, 2012 was mainly attributable to the decrease in prepayment and other receivables and increase in deposits of $1,031,815.

(9)

Financing Activities

Net cash provided by financing activities was $55,000 and $1,650 for the three months ended March 31, 2012 and 2011, respectively. During the first quarter of 2012, the cash provided by financing activities was due to an advance from a director, Mr. Sun Hongyi, of $55,000 to working capital.

Contractual Obligations

At March 31, 2012, we had operating lease obligations of $13,925 for the years ending December 31, 2012 to 2016, but we do not have any debt (other than the obligation to repay the advance to Mr. Sun Hongyi), or capital lease or purchase obligations or long term liabilities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s latest 10-K, as filed with the SEC on April 16, 2012, which includes audited consolidated financial statements for the year ended December 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

Plan of Operations

Our plan of operations for fiscal year 2012 is set forth below.

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

From January 1, 2012 through April 30, 2012, we have already signed 29 new contracts and sold 36 construction industry machines.  In these transactions, we have already generated approximately $80,625 of commission income in 2012.

(10)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

(a) Concentration

For the three months ended March 31, 2012 and 2011, majority of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2012, the Company had 100% revenue from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since the Company serves as an agent of SZIG to sell product procurement for the construction industry.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(11)

PART II.  OTHER INFORMATION

ITEM 5. Other Information

Termination of a Product Purchase Contract with SZIG

On November 29, 2010, in view of our client’s purchase intent we signed a Product Purchase Contract with SZIG, in which we agreed to purchase 8 building machines amounting to $1,181,250. We prepaid $1,017,375 to SZIG for this contract.

In March 2012, our client informed us that they would postpone their purchase due to the downturn in the building market. As they could not assure us when they will carry out this purchase, we terminated the Product Purchase Contract with SZIG. All the prepayment regarding this contract was returned to us on March 18, 2012.

The termination of Product Purchase Contract will not affect the agent relationship between SZIG and us.

ITEM 6.   Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: May 11, 2012	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO
(Principal Executive Officer and Principal Financial and Accounting Officer)

(13)