Form 10-Q
period 2012-06-30
Zhong Wen International Holding Co., Ltd.
filed 2012-08-20
CIK 1494502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

x	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2012 or

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

At August 16, 2012, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

(1)

Zhong Wen International Co., Inc. and Subsidiaries

		Page No
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	15

(2)

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	6/30/2012	12/31/2011
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$1,218,694	$67,003
Trade receivables	255,193	317,500
Deposits	—	1,034,624
Total current assets	1,473,887	1,419,127
TOTAL ASSETS	$1,473,887	$1,419,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,417,283	$1,301,283
Income tax payables	10,435	14,366
Other payables and accruals	125,284	220,965
Total current liabilities	1,553,001	1,536,614

Stockholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at June 30, 2012 and December 31, 2011	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	55,443	68,585
Statutory reserve - restricted	30,512	23,238
Retained deficit	(205,069)	(249,310)
TOTAL STOCKHOLDERS’ DEFICIT	(79,114)	(117,487)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,473,887	$1,419,127

The accompanying notes are an integral part of these consolidated financial statements.

(3)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended		For the six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Revenue	$45,525	$79,083	$114,418	$171,120

Operating Expenses
General and administrative expenses	(18,921)	(24,772)	(38,495)	(49,339)
Operating income	26,604	54,311	75,924	121,781

Other income	—	2	—	123
Income before income taxes	$26,604	$54,313	$75,924	$121,904

Income taxes	(9,329)	(17,627)	(24,371)	(36,726)
Net income	$17,275	$36,686	$51,553	$85,178

Other comprehensive income
Foreign currency translation	(11,844)	22,053	(13,143)	28,868
Comprehensive income	$5,432	$58,739	$38,411	$114,046

Earnings per share
Basic	*	$0.01	$0.01	$0.02

Diluted	*	$0.01	$0.01	$0.02

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000	4,000,000	4,000,000

Diluted	4,000,000	4,000,000	4,000,000	4,000,000

*- less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

(4)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	For the six months ended
	6/30/2012	6/30/2011
Cash flows from operating activities:
Net Income	$51,553	$85,178
Changes in operating assets and liabilities:
Trade receivables	59,602	(158,552)
Prepayment, deposits and other receivables	1,030,074	2,878
Other payables and accrued expenses	(95,610)	11,986
Income tax payables	(3,814)	(4,368)
Net cash provided by (used in) operating activities	1,041,805	(62,878)

Cash flows from financing activities:
Amount due to a director	116,000	10,519
Net cash provided by financing activities	116,000	10,519

Effect of exchange rate	(6,114)	23,137

Increase in cash and cash equivalents	1,151,691	(29,222)

Cash and cash equivalents at beginning of period	67,003	90,718

Cash and cash equivalents at end of period	$1,218,694	$61,496

Cash paid for:
Income tax	$29,315	$41,094
Interest	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(5)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

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

Going Concern Uncertainty

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. As of June 30, 2012, the Company had cash and cash equivalents of $1,218,694. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(6)

NOTE 4. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun, Hongyi, was $1,417,283 and $1,301,283 as of June 30, 2012 and December 31, 2011, respectively. It represents a current account between Mr. Sun and the Company, which Mr. Sun paid on behalf of the Company. There is no written agreement between Mr. Sun and the Company. This loan from Mr. Sun is unsecured, interest free and repayable on demand.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the six months ended June 30, 2012 and 2011.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	For the six months ended
	6/30/2012	6/30/2011

Loss subject to U.S. operation	$(20,000)	$(112,000)
Income (loss) subject to PRC operation	95,924	233,904
Income (loss) before income taxes	$75,924	$121,904

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

As of June 30, 2012, the U.S. operation had $474,014 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2031.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for six months ended June 30, 2012 and 2011 is as follows:

	As of
	For the six months ended
	6/30/2012	6/30/2011
Income (loss) before income taxes	$95,924	$233,904
Statutory income tax rate	25%	25%
	23,981	58,476
Non-deductible and other various items for tax purposes:	390	(22,200)
Income tax expense	$24,371	$36,726

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2012 and December 31, 2011:

	As of
	6/30/2012	12/31/2011
Deferred tax assets:
- Net operating loss carryforwards	$165,905	$158,905
Less: valuation allowance	(165,905)	(158,905)
Deferred tax assets	$-	$-

As of June 30, 2012 and December 31, 2011, valuation allowances of $165,905 and $158,905 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the six months ended
	6/30/2012	6/30/2011

U.S. Statutory rate	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	0	0

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

Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2012 and December 31, 2011.

(7)

NOTE 6. EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of the common shares outstanding during the years.  There were no dilutive common stock equivalents for the six months ended June 30, 2012 and 2011, respectively.

The following table sets forth the computation of earnings per share for the three months ended:

	June 30, 2012	June 30, 2011
Numerator:
- Net income	$51,553	$85,178

Denominator:
- Weighted average common shares outstanding	4,000,000	4,000,000

Earnings per share	$0.01	$0.02

NOTE 7. CONCENTRATION AND RISK

(a) Concentration

For the six months ended June 30, 2012 and 2011, majority of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the six months ended June 30, 2012, the Company had 100% revenue from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since the Company serves as an agent of SZIG to sell product procurement for the construction industry.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Company leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2011 are as follows by year:

2012	$2,785
2013	2,785
2014	2,785
2015	2,785
2016	2,785

$13,925

Rent expenses were $1,417 and $1,378 for the six months ended June 30, 2012 and 2011, respectively.

(8)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited) and the accompanying financial statements for the three and six months ended June 30, 2012 and 2011.

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

For the three and six months ended June 30, 2012 we had 19 and 42 transactions, respectively. In order to enhance our operations, we need to continue to improve our marketing strategy. We also have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of Operations

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the six and three months ended June 30, 2012 and 2011. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the six months ended June 30,				For the three months ended June 30,
	2012		2011		2012		2011
	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales

Revenue	$114,418	100%	$171,120	100%	$45,525	100%	$79,083	100%
General and administrative expenses	(38,495)	34%	(49,339)	28%	(18,921)	42%	(24,772)	31%
Operating income	75,924	66%	121,781	72%	26,604	59%	54,311	69%
Other income	-	-%	123	-%	-	-%	2	-%
Income before income taxes	75,924	66%	121,904	72%	26,604	59%	54,313	69%
Income taxes	(24,3710)	21%	(36,726)	21%	(9,329)	20%	(17,627)	22%
Net income	51,553	45%	85,178	51%	17,275	38%	36,686	47%
Other comprehensive income
Foreign currency translation	(13,143)	11%	28,868	17%	(11,844)	26%	22,053	28%
Comprehensive income	38,411	34%	114,046	68%	5,432	12%	58,739	75%

Earnings/(loss) per share
Basic	$0.01		$0.02		$-		$0.01

Diluted	$0.01		$0.02		$-		$0.01

(9)

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Operating Revenue

For the three months ended June 30, 2012, we had revenue of $45,525 compared to $79,083 for the three months ended June 30, 2011. The 42% decrease in revenue between the two periods is mainly attributable to less commission income from SZIG due to lower product sales in the quarter .

Operating Expenses

General and administrative expenses decreased by approximately 24% to $18,921 for the three months ended June 30, 2012 from $24,772 for the corresponding period in 2011. The lower general and administrative expenses were primarily due to decreased expenses related to a reduction in sales of SZIG products for the quarter.

Net Income

We had net income of $17,275 for the three months ended June 30, 2012 compared to $36,686 for the corresponding period in 2011, a decrease of $19,411 or approximately 53%. The decrease in net income was mostly the result of a decrease in trade receivables for the quarter.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Revenue

For the six months ended June 30, 2012, we had revenue of $114,418 compared to $171,120 for the six months ended June 30, 2011. The 33% decrease in revenue between the two periods is mainly attributable to less commission income from SZIG due to lower product sales for the period.

Operating Expenses

General and administrative expenses decreased by approximately 22% to $38.,495 for the six months ended June 30, 2012 from $49,339 for the corresponding period in 2011. The lower general and administrative expenses were primarily due to decreased expenses related to a reduction in sales of SZIG products for the period.

Net Income

We had net income of $51,553 for the six months ended June 30, 2012 compared to $85,178 for the corresponding period in 2011, a decrease of $33,625 or approximately 39%. The decrease in net income was mostly the result of a decrease in trade receivables for the period.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $1,218,694 compared to $61,496 at June 30, 2011. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the six months ended
	June 30, 2012	June 30, 2011

Net cash provided by (used in) operating activities	$1,041,805	$(62,878)
Net cash provided by financing activities	116,000	10,519
Effect of exchange rate on cash and cash equivalents	(6,114)	23,137
Cash and cash equivalents at end of period	1,218,694	61,496

 Operating Activities

Net cash provided by (used in) operating activities was $1,041,805 and $(62,878) for the six months ended June 30, 2012 and 2011, respectively. The net cash provided by operating activities for the six months ended June 30, 2012 was mainly attributable to the decrease in prepayment and other receivables and increase in deposits of $1,030,074.

Financing Activities

Net cash provided by financing activities was $116,000 and $10,519 for the six months ended June 30, 2012 and 2011, respectively. During the six-month period, the cash provided by financing activities was due to advances from a director, Mr. Sun Hongyi, of $116,000 to working capital.

Contractual Obligations

At June 30, 2012, we had operating lease obligations of $13,925 for the years ending December 31, 2012 to 2016, but we do not have any debt (other than the obligation to repay the advance to Mr. Sun Hongyi), or capital lease or purchase obligations or long term liabilities.

Going Concern

We have incurred net losses and losses from operations in the past and we may have negative cash flows in the future. There is no assurance we will be able to successfully execute our business plan and be able to operate as a going concern.

We estimate that our cash and cash equivalents will fund our operations through the financial support from our shareholders. Our shareholders have indicated their continuing support to enable us to meet our obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on our current cost structure and our current expectations regarding operating expenses and anticipated revenues. If we are unable to obtain additional funds, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Given the difficult current economic environment, we believe it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, we may be unable to continue as a going concern.

(10)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available for such items as depreciable lives. We revise the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the audited annual consolidated financial statements and notes included in our latest 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our consolidated financial condition or the consolidated results of our operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  We anticipate that the adoption of this standard will not materially expand our financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We are reviewing ASU 2011-05 to ascertain its impact on our financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

Uncertainties and Trends

Our operations and possible revenues principally are dependent upon signing up customers to buy SZIG’s machinery products, and to a lesser extent, on engaging parties for our consulting services.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

(11)

Effects of Inflation

Inflation has not had a material effect on our business and we do not expect that inflation will materially affect our business in the foreseeable future. However, our management will closely monitor inflation, if any, and continually maintain effective cost control in operations.

Plan of Operations

Our plan of operations for fiscal year 2012 is set forth below.

We will focus our development of business in the PRC during fiscal year 2012. At the same time, we will further expand our marketing service team and improve our distribution networks in order to promote the products to customers outside the PRC. According to our business plan, our target of commission on sales of construction equipment will increase 3.8 times to approximately RMB 1,769,000, equivalent to $262,000, but this target is not certain of attainment.

Apart from the sales of manufacture machinery, we started our consultancy services in the third quarter of fiscal year 2011. Since we currently do not have enough professional employees to perform consultancy services, we will hire additional professional employees and/or retain consultants in the future, especially during fiscal year 2012, depending on business volume.

Since expansion of our business plan, our general and administrative expense is expected to increase as more employees are employed for both marketing and consulting services. Besides, to improve our distribution network, travel expense is also expected to increase in proportion. We will need additional funds to develop and implement the plan.

From January 1, 2012 through July 31, 2012, we have already signed 48 new contracts and sold 58 construction industry machines.  In these transactions, we have already generated approximately $127,680 of commission income in 2012.

(12)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

(a) Concentration

For the six months ended June 30, 2012 and 2011, the majority of our assets were located in the PRC and 100% of our revenues and purchases were derived from customers and vendors located in the PRC.

For the six months ended June 30, 2012, we had 100% revenue from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since we serve as an agent of SZIG to sell product procurement for the construction industry.

(b) Credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. We perform ongoing credit evaluations of our customers' financial condition, but do not require collateral to support such receivables.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

(a)	That our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

(b)	That our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(13)

PART II.  OTHER INFORMATION

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: August 17, 2012	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO
(Principal Executive Officer and Principal Financial and Accounting Officer)