Form 10-Q
period 2012-09-30
Zhong Wen International Holding Co., Ltd.
filed 2012-11-19
CIK 1494502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2012 or

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

At November 16, 2012, there were issued and outstanding 4,000,000 shares of the Company’s common stock, $.001 par value.

(1)

Zhong Wen International Co., Inc. and Subsidiaries

		Page No
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	15

(2)

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	9/30/2012	12/31/2011
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,215,338	$67,003
Trade receivables	267,695	317,500
Deposits	—	1,034,624
Total current assets	1,483,033	1,419,127
TOTAL ASSETS	$1,483,033	$1,419,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a director	$1,431,283	$1,301,283
Income tax payables	1,280	14,366
Other payables and accruals	121,797	220,965
Total current liabilities	1,554,360	1,536,614

Stockholders' deficit
Common stock
Authorized: 6,000,000 shares, par value $0.001
Issued and outstanding: 4,000,000 shares at September 30, 2012 and December 31, 2011	4,000	4,000
Additional paid-in-capital	36,000	36,000
Accumulated other comprehensive income	70,724	68,585
Statutory reserve - restricted	30,867	23,238
Retained deficit	(212,918)	(249,310)
TOTAL STOCKHOLDERS’ DEFICIT	(71,327)	(117,487)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,483,033	$1,419,127

The accompanying notes are an integral part of these consolidated financial statements.

(3)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the three months ended		For the nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Revenue	$9,495	$77,578	$123,913	$248,698

Operating Expenses
General and administrative expenses	(15,967)	(31,280)	(54,462)	(80,588)
Operating income (loss)	(6,472)	46,298	69,451	168,110

Other income	—	—	—	92
Income (loss) before income taxes	(6,472)	46,298	69,451	168,202

Income taxes	(1,059)	(16,941)	(25,430)	(53,667)
Net income (loss)	($7,530)	$29,357	$44,021	$114,535

Other comprehensive income
Foreign currency translation	15,282	7,725	2,139	48,333
Comprehensive income	$7,752	$37,082	$46,161	$162,868

Earnings per share
Basic	**	$0.01	$0.01	$0.04

Weighted average number of common stock outstanding
Basic	4,000,000	4,000,000	4,000,000	4,000,000

** less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

(4)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the nine months ended
	9/30/2012	9/30/2011
Cash flows from operating activities:
Net income	$44,021	$114,535
Changes in operating assets and liabilities:
Trade receivables	49,834	(215,123)
Prepayment, deposits and other receivables	1,028,453	(8,163)
Other payables and accrued expenses	(99,183)	22,242
Income tax payables	(13,010)	6,252
Net cash provided by (used in) operating activities	1,010,115	(80,257)

Cash flows from financing activities:
Amount due to a director	130,000	22,031
Net cash provided by financing activities	130,000	22,031

Effect of exchange rate	8,220	36,592

Increase in cash and cash equivalents	1,148,335	(21,634)

Cash and cash equivalents at beginning of period	67,003	90,718

Cash and cash equivalents at end of period	$1,215,338	$69,084

Cash paid for:
Income tax	$38,680	$47,415
Interest	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(5)

ZHONG WEN INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2012

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

Going Concern Uncertainty

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. As of September 30, 2012, the Company had accumulated deficit of $212,918 and total stockholders’ deficit of $71,327. The Company estimates that its cash and cash equivalents will fund its operations through the financial support from the Company’s shareholders. The Company’s shareholders have indicated their continuing support to enable the Company to meet its obligations to third parties as and when they fall due and to continue as a going concern. This belief is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. If the Company is unable to obtain additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(6)

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 4. AMOUNT DUE TO A DIRECTOR

The amount due to a director, Sun, Hongyi, was $1,431,283 and $1,301,283 as of September 30, 2012 and December 31, 2011, respectively. It represents a current account between Mr. Sun and the Company, which Mr. Sun paid on behalf of the Company. There is no written agreement between Mr. Sun and the Company. This loan from Mr. Sun is unsecured, interest free and repayable on demand.

(7)

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the nine months ended September 30, 2012 and 2011.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

For the nine months ended

	9/30/2012	9/30/2011

Loss subject to U.S. operation	$(30,000)	$(175,014)
Income (loss) subject to PRC operation	99,451	343,216
Income (loss) before income taxes	$69,451	$168,202

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

As of September 30, 2012, the U.S. operation had $484,014 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2031.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for nine months ended September 30, 2012 and 2011 is as follows:

	For the nine months ended
	9/30/2012	9/30/2011
Income (loss) before income taxes	$99,451	$343,216
Statutory income tax rate	25%	25%
	24,863	85,804
Non-deductible and other various items for tax purposes:	567	(32,137)
Income tax expense	$25,430	$53,667

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2012 and December 31, 2011:

As of

	9/30/2012	12/31/2011
Deferred tax assets:
- Net operating loss carryforwards	$169,405	$158,905
Less: valuation allowance	(169,405)	(158,905)
Deferred tax assets	$-	$-

As of September 30, 2012 and December 31, 2011, valuation allowances of $169,405 and $158,905 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

For the nine months ended

	9/30/2012	9/30/2011

U.S. Statutory rate	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	0	0

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

Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2012 and December 31, 2011.

(8)

NOTE 6. EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of the common shares outstanding during the periods.  There were no dilutive common stock equivalents for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth the computation of earnings per share for the nine months ended:

	For the nine months ended
	9/30/2012	9/30/2011
Numerator:
- Net income	$44,021	$114,535

Denominator:
- Weighted average common shares outstanding	4,000,000	4,000,000

Earnings per share	$0.01	$0.04

NOTE 7. CONCENTRATION AND RISK

(a) Concentration

For the nine months ended September 30, 2012 and 2011, majority of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the nine months ended September 30, 2012, the Company had 100% revenue from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since the Company serves as an agent of SZIG to sell product procurement for the construction industry.

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

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Company leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2011 are as follows by year:

2012	$2,785
2013	2,785
2014	2,785
2015	2,785
2016	2,785

Total	$13,925

Rent expenses were $2,132 and $2,089 for the nine months ended September 30, 2012 and 2011, respectively.

(9)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited) and the accompanying financial statements for the three and nine months ended September 30, 2012 and 2011.

The discussion and analysis contains forward-looking statements based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Report that could cause actual results to differ from the results contemplated by these forward looking statements. We urge you to carefully consider all of the information set forth in this Report and the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the three and nine months ended September 30, 2012 we had 5 and 47 transactions, respectively. In order to enhance our operations, we need to continue to improve our marketing strategy. We also have to initiate marketing of consulting services to the civil and commercial construction industry, which is expected to include some companies to be targeted for selling SZIG products.

Results of Operations

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the nine and three months ended September 30, 2012 and 2011. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the nine months ended September 30,				For the three months ended September 30,
	2012		2011		2012		2011
	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales	In dollars	As a percentage of net sales

Revenue	$123,913	100%	$248,698	100%	$9,495	100%	$77,578	100%
General and administrative expenses	(54,462)	44%	(80,588)	32%	(15,967)	168%	(31.280)	40%
Operating income (loss)	69,451	56%	168,110	68%	(6,472)	68	46,298	60%
Other income	-	-%	92	-%	-	-%	-	-%
Income (loss) before income taxes	69,451	56%	168,202	68%	(6,472)	68%	46,298	60%
Income taxes	(25,430)	21%	(53,667)	22%	(1,059)	11%	(16,941)	22%
Net income	44,021	36%	114,535	46%	(7,530)	79%	29,357	38%
Other comprehensive income
Foreign currency translation	2,139	2%	48,333	19%	15,282	161%	7,725	10%
Comprehensive income	46,161	37%	162,868	65%	7,752	82%	37,082	48%

Earnings/(loss) per share
Basic	$0.01		$0.04		$-		$0.01

Diluted	$0.01		$0.04		$-		$0.01

(10)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Operating Revenue

For the three months ended September 30, 2012, we had revenue of $9,495 compared to $77,578 for the three months ended September 30, 2011. The decrease in revenue of approximately 88% between the two periods is mainly attributable to less commission income from SZIG due to lower product sales in the quarter.

Operating Expenses

General and administrative expenses decreased by approximately 49% to $15,967 for the three months ended September 30, 2012 from $31,280 for the corresponding period in 2011. The lower general and administrative expenses were primarily due to decreased expenses related to a reduction in sales of SZIG products for the quarter.

Net Income (Loss)

We had a net loss of $7,530 for the three months ended September 30, 2012 compared to net income of $29,357 for the corresponding period in 2011, a decrease of $36,887 or approximately 126%. The decrease in net income was mostly the result of a decrease in trade receivables for the quarter.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Revenue

For the nine months ended September 30, 2012, we had revenue of $123,913 compared to $248,698 for the nine months ended September 30, 2011. The 50% decrease in revenue between the two periods is mainly attributable to less commission income from SZIG due to lower product sales for the period.

Operating Expenses

General and administrative expenses decreased by approximately 32% to $54,462 for the nine months ended September 30, 2012 from $80,588 for the corresponding period in 2011. The lower general and administrative expenses were primarily due to decreased expenses related to a reduction in sales of SZIG products for the period.

Net Income

We had net income of $44,021 for the nine months ended September 30, 2012 compared to $114,535 for the corresponding period in 2011, a decrease of $70,514 or approximately 62%. The decrease in net income was mostly the result of a decrease in trade receivables for the period.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $1,215,338 compared to $69,084 at September 30, 2011. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the nine months ended
	September 30, 2012	September 30, 2011

Net cash provided by (used in) operating activities	$1,010,115	$(80,257)
Net cash provided by financing activities	130,000	22,031
Effect of exchange rate on cash and cash equivalents	8,220	36,592
Cash and cash equivalents at end of period	1,215,338	69,084

Operating Activities

Net cash provided by (used in) operating activities was $1,010,115 and $(80,257) for the nine months ended September 30, 2012 and 2011, respectively. The net cash provided by operating activities for the nine months ended September 30, 2012 was mainly attributable to the decrease in prepayment and other receivables and increase in deposits of $1,028,453.

Financing Activities

Net cash provided by financing activities was $130,000 and $22,031 for the nine months ended September 30, 2012 and 2011, respectively. During the nine-month period, the cash provided by financing activities was due to advances from a director, Mr. Sun Hongyi, of $130,000 to working capital.

Contractual Obligations

At September 30, 2012, we had operating lease obligations of $13,925 for the years ending December 31, 2012 to 2016, but we do not have any debt (other than the obligation to repay the advance to Mr. Sun Hongyi), or capital lease or purchase obligations or long term liabilities.

(11)

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

Uncertainties and Trends

Our operations and possible revenues principally are dependent upon signing up customers to buy SZIG’s machinery products, and to a lesser extent, on engaging parties for our consulting services.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

(12)

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

From January 1, 2012 through October 31, 2012, we have already signed 49 new contracts and sold 62 construction industry machines.  In these transactions, we have already generated approximately $135,248 of commission income in 2012.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

(a) Concentration

For the nine months ended September 30, 2012 and 2011, the majority of our assets were located in the PRC and 100% of our revenues and purchases were derived from customers and vendors located in the PRC.

For the nine months ended September 30, 2012, we had 100% revenue from Shandong Zhongwen Industrial Group Company Limited (“SZIG”), a corporation organized and existing under the laws of the PRC, since we serve as an agent of SZIG to sell product procurement for the construction industry.

(b) Credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. We perform ongoing credit evaluations of our customers' financial condition, but do not require collateral to support such receivables.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(13)

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits

31.1*	Certificati on of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer a nd Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Wen International Holding Co, Inc.
(Registrant)

Date: November 19, 2012	By:	/s/ Sun Hongyi
Sun Hongyi, CEO and CFO
(Principal Executive Officer and Principal Financial and Accounting Officer)